Form 10-K405
period 1996-03-31
SCOPUS TECHNOLOGY INC
filed 1996-07-01
CIK 894705

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

  [x] Annual report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-26948
                         ------------------------------

                            SCOPUS TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                   94-3134998
   (State or other jurisdiction of           (I.R.S.Employer Identification No.)
   incorporation or organization)

 1900 Powell St., 7th Floor, Emeryville, CA                  94608
 (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (510) 597-5800
      -------------------------------------------------------------------

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K.
                                                                  -----
The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on May 31, 1996, as reported on the Nasdaq National Market was approximately $113,028,623. Shares of Common Stock held by each executive officer and director and by each person who is known to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes. As of May 31, 1996, the Registrant had 11,857,487 of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

                               TABLE OF CONTENTS

PART I...............................................................................................    3
     Item 1. Business................................................................................    3
     Item 2. Properties..............................................................................   14
     Item 3. Legal Proceedings.......................................................................   14
     Item 4. Submission of Matters to a Vote of Security Holders.....................................   14
PART II..............................................................................................   15
     Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters................   15
     Item 6. Selected Financial Data.................................................................   16
     Item 7. Management's Discussion and Analyses of Financial Condition and Results of Operations...   17
     Item 8. Financial Statements and Supplementary Data.............................................   22
     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....   22
PART III.............................................................................................   22
     Item 10. Directors and Executive Officers of the Registrant.....................................   22
     Item 11. Executive Compensation.................................................................   22
     Item 12. Security Ownership of Certain Beneficial Owners and Management.........................   22
     Item 13. Certain Relationships and Related Transactions.........................................   22
PART IV..............................................................................................   23
     Item 14. Exhibits, Financial Statements and Reports on Form 8-K.................................   23
SIGNATURES...........................................................................................   24

                                     PART I

Item 1.  Business

         Throughout this report there is information containing trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk-related factors set forth in this report.

Overview

        Scopus Technology, Inc. ("Scopus" or the "Company") is a leading provider of client/server software solutions for the customer information management market. The Company's applications, Scopus SupportTEAM, Scopus QualityTEAM, Scopus SalesTEAM and Scopus ServiceTEAM automate external customer support and internal help desk support, the product design change process and sales and marketing activities. Scopus applications are designed to enable organizations to build a knowledgebase of customer information that can be accessed and used by individuals throughout the enterprise to improve customer support and satisfaction. The Company's products are based on a modular, open architecture and support a variety of client computing platforms, industry standard relational databases and server operating systems. Scopus products offer customers a unique combination of built-in functionality, customizability, adaptability and scalability. The Company also offers consulting, training and post-sale maintenance and support services to facilitate the installation and use of the Company's products.

        The Company's products offer customers the following benefits:

        Application Customizability. Recognizing that every organization interacts with its customers in a unique and evolving manner, the Company has designed its technology not only to offer a pre-packaged solution but also to allow organizations to slightly tailor or extensively customize Scopus applications without time consuming and costly source code programming changes. As a result, Scopus applications can be adapted to the organization's specific processes, integrated with its existing computing environments and modified as the organization's functional and technical requirements grow or evolve.

        Scalability and Flexibility. The Company's products allow customers to take advantage of the benefits inherent in client/server computing, notably its scalability and flexibility. Scopus applications enable customers to easily add clients to new or existing servers. Organizations can also use Scopus application service modules to incorporate additional functionality into Scopus systems, such as remote access capabilities, telephony integration and multi-site database replication, without costly changes to the overall application architecture.

        Third Party Software Integration Capabilities. The modular, open architecture of Scopus applications and Scopus' published application programming interface ("API") permit customers to integrate the Company's applications with a wide variety of other computer and telephony technologies and products. As a result, Scopus applications can be integrated with many desktop software applications for Windows, UNIX and Macintosh clients, including popular e-mail applications, spreadsheets and document editors, as well as existing mainframe-based "legacy" systems, other client/server applications and telephony equipment. Each Scopus application has also been designed to operate with many industry standard relational database management systems, graphical user interfaces and network protocols.

Business Strategy

        The Company's objective is to become the leading supplier of enterprise customer information management software solutions for the global marketplace. To achieve this objective, the Company is pursuing the following strategies:

        Maintain Technological Leadership Position. Scopus has established itself as a leader in the development and use of technology for customer information management software. Scopus believes that it was the first participant in this market to introduce a data-driven architecture, publish an open API, provide customers with multi-site database replication capability and integrate its applications with telephony services. The Company's applications currently support a variety of client/server computing technologies, including popular client computing platforms, industry standard relational databases and server operating systems.

        Build Relationships with Third Party Consulting Organizations. Scopus has developed and continues to develop relationships with third party consulting organizations to assist customers with the successful customization and implementation of Scopus products. The Company trains third party consulting organizations in the use of the Company's products, identifies appropriate projects for specific consulting organizations and introduces one or more of such consulting organizations to the customer early in the sales process.

        Continue to Develop Pre-Packaged Solutions. Scopus originally developed its Scopus SupportTEAM and Scopus QualityTEAM products for use in the software industry for integrated customer support and defect tracking. Since that time, the Company has licensed its products to organizations in a variety of other industries and has developed other applications for additional markets. The Company believes the flexibility inherent in its core technology facilitates the development of applications for targeted vertical markets. Further, the Company believes these targeted applications will allow for shorter sales cycles, require less customization and offer simpler implementation. The Company also plans to partner with key customers to develop such applications and believes that these relationships will provide the Company with insight into the specific needs of targeted vertical markets.

        Expand Worldwide Distribution. To expand its international distribution channels, Scopus has established subsidiaries in the United Kingdom, France and Canada and has established relationships with thirteen distributors in various major overseas markets including Germany, Italy and Japan. In addition, In June 1995 Scopus entered into a non-exclusive, worldwide distribution agreement with Northern Telecom Inc. ("Northern Telecom"), a provider of communications products, systems and networks. The agreement authorizes Northern Telecom to bundle Scopus software with its communications products for advanced computer/telephony integrations and sell such products through Northern Telecom's worldwide network of distributors. The Company is exploring other distribution arrangements to broaden its domestic and international channels, and plans to expand its sales force both domestically and internationally.

Products

        The Company's products currently consist of a suite of four principal applications as well as several related application service modules and a customization tool. The Company's principal applications consist of Scopus SupportTEAM, Scopus SalesTEAM, Scopus QualityTEAM and Scopus ServiceTEAM. The Company is also developing Scopus Voyager, a new application designed specifically for field sales representatives, and Scopus HelpDesk, which will combine the architecture of Scopus SupportTEAM (currently used by many customers for the internal help desk) with additional functionality specifically targeted at the needs of internal help desk professionals.

        The Company's products support a variety of client/server computing technologies, including popular client computing platforms such as Microsoft Windows 3.1, Microsoft Windows 95, Microsoft Windows NT, Motif and Macintosh; industry standard relational databases from Sybase, Oracle, Informix and Microsoft; and server operating systems such as Microsoft Windows NT, Hewlett Packard HP-UX, IBM/AIX, Sun OS and Sun Solaris.

     Scopus products may be integrated with each other and with a variety of third party applications. For example, Scopus SupportTEAM can be used in conjunction with Scopus QualityTEAM to integrate customer feedback with the product design change process. Scopus QualityTEAM can accept modification requests created from customer feedback through Scopus SupportTEAM, track the ensuing adjustments and communicate the results back to Scopus SupportTEAM for subsequent closure of all calls related to the modification. Additional service modules available from Scopus significantly enhance the functionality of all Scopus applications. For example, an embedded notification and workflow engine can be used to drive the workflow of the modification process by escalating calls to more senior personnel and notifying other professionals if problems remain unsolved or other issues arise. WorldTEAM may be used to automatically replicate critical information to databases in remote development centers so that personnel throughout the enterprise can access the relevant information.

  Applications

     Scopus SupportTEAM. Scopus SupportTEAM is an integrated solution for external customer support and internal help desks. Scopus SupportTEAM is designed to automate and facilitate each step of the problem resolution process from the gathering of problem information to problem resolution. It combines an intuitive problem-assignment procedure with server problem resolution technologies, including Query-By-Example, Relevancy Search and DataProbe, to improve the speed and productivity of customer support professionals. Using Scopus SupportTEAM, customer support professionals can enter data identifying the caller and the problem and search the knowledgebase for similar problems and their solutions. As call records accumulate, the resulting knowledgebase becomes a library of problems, resolution steps, technical application notes and solutions. If the problem cannot be resolved by the initial support professional, Scopus SupportTEAM can assign the call to other support professionals. Each step in the resolution process is captured by Scopus SupportTEAM, creating a record of resolution steps previously performed. Scopus SupportTEAM completes the resolution process through integration with standard report writing tools for analysis and reporting of performance and customer satisfaction metrics.

     Scopus QualityTEAM. Scopus QualityTEAM automates the product design change process and enables organizations to log, assign, coordinate and manage product modifications and enhancements and the correction of product defects and non-conformance items. Often, as in the software and hardware industries, a single defect can result in several instances of product failure and may require the resolution of multiple related sub-defects or tasks. Moreover, as the change process progresses, duplicate modifications may be introduced into the system and new modification requests may be found that are related to previously identified requests. Scopus QualityTEAM enables product developers to break down such defects or enhancement requests into tasks, manage the assignment of the tasks and control the change process. By using the Company's problem resolution tools, product developers can search the database for similar modifications or tasks and link them together to ensure the efficient completion of all modifications.

     Scopus SalesTEAM. Scopus SalesTEAM manages integrated marketing and sales cycles. With Scopus SalesTEAM, organizations can manage every phase of the sales cycle from the design and execution of marketing campaigns and the generation of qualified leads to order fulfillment and tracking of existing and potential accounts. Scopus SalesTEAM has direct marketing and telesales components, which support data-based marketing efforts and facilitate the collection of potential customer data, the qualification of leads and the tracking of such leads to sale closure. Scopus SalesTEAM allows organizations to simultaneously pursue multiple opportunities in which group selling efforts are needed, manage employee to-do lists and enforce the requirements of each step of the selling process including lead generation, prospecting, cost estimation, quote generation, order booking, fulfillment, billing and return.

     Scopus ServiceTEAM. Scopus ServiceTEAM combines rich contract management capability with the functionality of Scopus SalesTEAM. The resulting product allows sophisticated sales and support for organizations that sell services in addition to or instead of discreet products. The information managed by

Scopus ServiceTEAM can then be linked with Scopus SupportTEAM so that customer representatives immediately know the level of support that is contractually required in any product support situation.

  Application Service Modules

     The Company has developed application service modules that can be combined with any Scopus application to enhance functionality and create integrated customer information management solutions.

     WebTEAM allows users read and write access to the Scopus database over the world wide web. This product has allowed many of Scopus' customers to provide access to the Scopus system to their own customers. Those customers are able to access their vendor's corporate database to speed problem resolution through self-service or by directly logging a request for support.

     TeleTEAM permits telephony services, such as automatic call distributors
(ACDs) and interactive voice response units (IVRs), to be integrated with Scopus applications to improve call center productivity. Through this integration, TeleTEAM synchronizes incoming calls with the creation of a computer screen containing information about the caller. This capability eliminates the need to query the database for caller information as the operator receives the call, facilitating rapid responses to customer inquiries. These screens can be transferred with the call to other system users when necessary.

     CommLink Server permits personnel, customers and business partners at geographically dispersed sites to access an organization's Scopus system via e-mail. CommLink Server is designed to provide users with 24-hour, self-help access to a database for problem resolution, lead tracking or problem status.

     WorldTEAM is a database replication program that manages the replication, inter-site distribution and reconciliation of customer information. WorldTEAM can be configured to automatically replicate specified subsets of information at given intervals and at specific sites. WorldTEAM also incorporates mechanisms to ensure that data integrity across sites is preserved during replication.

  Customization Tool

     ScopusWorks. Scopus offers a drag-and-drop development environment that allow users to customize the interface, workflow and content of Scopus applications. Scopus recently released ScopusWorks which increased the combined functionality of its DesignTEAM and InformTEAM products.

     ScopusWorks allows organizations to easily customize and personalize Scopus applications without costly source code changes. ScopusWorks allows users to customize specific portions of an application or even recreate the entire schema of each Scopus application including its windows, forms, fields and buttons. In addition, ScopusWorks is designed to allow organizations to easily automate and reconfigure the notification, escalation, assignment of responsibilities and transfer of forms associated with certain defined events or actions. ScopusWorks can be integrated with existing systems so that such notifications can occur via e-mail, fax, pagers or other telephony systems.

Services

     The Company believes that high quality customer service and support are integral components of the application solutions it offers. Accordingly, the Company offers a range of fee-based training, consulting and post-sale maintenance and support services to facilitate the installation and use of the Company's products. The Company uses its own products to provide many of its customer services. As of March 31, 1996, the Company employed 21 persons in its consulting services organization and 17 persons in its support organization which offers customer service, training and documentation services.

     Consulting Services. The Company employs its own implementation personnel and works with third party consulting organizations and systems integrators to offer on-site project design and implementation services. These consulting services include the installation and customization of Scopus products, integration of such products with other existing and planned communications and information systems, project management and process reengineering. To meet future requirements for large scale consulting projects, the Company has established relationships with third party systems integrators and professional consulting firms to facilitate direct relationships between such firms and the Company's customers.

     Software Maintenance and Support. The Company's support organization offers a variety of support services to its customers. Customers have the option of purchasing the Company's Standard Support Package or its extended Support Package. Through its Standard Support Package, the Company provides its customers with 12-hour weekday hotline support, 24-hour electronic support through use of the Company's WebTEAM or CommLink Server products or Scopus' electronic News Group Service, and periodic product updates and maintenance releases. Fees for the Company's Standard Support Package are typically 15% of the then-current list price of the licensed products. For an additional fee, a customer can purchase the Extended Support Package which complements the services available in the Standard Support Package with 24-hour phone support, priority escalation and the opportunity to have a support representative assigned to the customer's account. To date, substantially all of the Company's expiring maintenance contracts have been renewed.

Sales and Marketing

     The Company sells its software and services in North America primarily through a direct sales force. To support its sales force, the Company conducts marketing programs which include direct mail, trade shows, pubic relations, advertising and ongoing customer communication programs. While the sales cycle varies from customer to customer, it typically ranges from six to nine months. The North American sales organization is based at the Company's corporate headquarters in Emeryville, California and at nine field sales offices in the metropolitan areas of Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, Seattle, Toronto and Washington D.C. The Company markets and sells its software and services outside North America through the direct sales force of its subsidiaries in Europe and has relationships with independent distributors located in other major geographic areas including Europe and Asia. The Company's international distributors typically provide first line technical support and services to their customers.

     The Company intends to expand its direct sales force and diversify its sales channels by adding third party distributors both domestically and internationally. In this regard, in June 1995 the Company signed a non-exclusive distribution agreement with Northern Telecom which authorizes Northern Telecom to bundle the Company's software with its communications products for advanced computer/telephony integrations and sell such products through Northern Telecom's worldwide network of distributors.

     The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient sales personnel and establishing relationships with distributors, resellers and systems integrators. The Company is currently investing, and plans to continue to invest, significant resources to expand its domestic and international direct sales force and develop distribution relationships with third party distributors, resellers and systems integrators. The Company's existing distribution relationships are generally non-exclusive and can be terminated by either party without cause. The Company's distributors also sell or can potentially sell products offered by the Company's competitors. There can be no assurance that the Company will be able to retain or attract a sufficient number of its existing or future third party distribution partners or that such partners will recommend, or continue to recommend the Company's products. The inability to establish or maintain successful relationships with distributors, resellers or systems integrators could have a material adverse effect on the Company's business, operating results or financial condition. In addition, there can be no assurance that the Company will be able to successfully expand its direct sales force or other distribution channels. Any failure by the Company to expand its direct sales force or other distribution channels would materially and adversely affect the Company's business, operating results and financial condition.

     An important element of the Company's strategy is to expand its international operations. In this regard, although the company has established subsidiaries in the United Kingdom and France and is currently investing significant resources in its international operations, including the development of third party distributor relationships and the hiring of additional sales representatives, there can be no assurance that the Company will be successful in expanding its international operations. While international revenues were less than 10% of total revenues in fiscal 1996, in the event that international revenues increase as a percentage of the Company's total revenues, the Company's business, operating results or financial condition could be materially adversely affected by risks inherent in conducting business internationally, such as changes in currency exchange rates, longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, seasonal reduction in business activity during the summer months in Europe and certain other parts of the world, increases in tariffs, duties, price controls or other restrictions on foreign currencies and trade barriers imposed by foreign nationalities. The inability of the Company to successfully expand its international operations in a timely manner could materially adversely affect the Company's business, operating results or financial condition.

Technology

     Each of the Company's applications is built on a common core architecture that is designed to efficiently leverage the performance and scalability of client/server computing. The core technology was developed by Scopus to facilitate the development and customization of enterprise applications for a wide variety of customers. Since all Scopus applications share this technology, they all communicate with the database server in the same manner and can be easily integrated with one another to provide custom solutions. The Company believes that its product architecture provides it with a competitive advantage by allowing it to craft tailored solutions for its customers and by simplifying and facilitating new product development.

     The Company's core technology has the following attributes:

  Distributed Processing

     The Company partitions its applications into multiple, independent tasks and allocates these tasks to the computing resource most suited to process such tasks in order to fully take advantage of the scalability, flexibility and performance offered by client/server environments. By reducing a typical application into a set of computing processes that function most efficiently as client processes, application services and agent services (i.e., data services, computer/telephony integration services), the Company's products enable its customers to effectively and efficiently utilize their computing resources (such as data server processing and network bandwidth). Moreover, this distribution of computing tasks enables the Company to leverage technological improvements in any area of the client/server system and to incorporate new functionality into its suite of products.

  Data-Driven Architecture

     The Company's products utilize a data-driven architecture that enables users to build and efficiently customize Scopus applications in distributed processing environments. The Company has designed its applications to reference and interpret data that defines a set of application functions ("metadata") and is stored in the database. These functions determine the look and feel of the graphical user interface ("GUI"), the workflow of the applications and the required processing. Since the metadata exists independent from the source code of the foundation and the applications, customers can extensively customize the GUI and processes of each of the applications to meet their diverse internal requirements without the need to make costly changes to product source code. These customizations can include changes to notification and escalation rules, additions of forms, buttons and fields and the development of entirely new screens. Customers make these changes either by using the Scopus design tool, ScopusWorks, by using a scripting language compliant with Microsoft's Visual Basic for Applications or by using another standard fourth generation scripting language, Tcl. The use of metadata enables the Company to efficiently customize its application logic whether that logic is executed as client processes, application services or agent services. Additionally, even customers with different client platforms only need to make changes to the metadata once at the server level. All clients will then automatically receive the changes. The management of software is therefore easier than attempting to manage software changes on a large number of different client machines.

  Open API Technology

     The Company's customers can also customize their Scopus applications through the use of the Company's published and open API which is used to invoke the functionality of a wide array of third party applications by either the client processes, applications services or agents, thereby further distributing application processing, increasing flexibility and enhancing functionality. Since the Company's API can be used within each component of the Company's architecture, the Company can integrate with third party applications at the most efficient component. The Company's core technology also enables its applications to share a set of application service modules, which coordinate the flow of information and processes within the Scopus system. These application service modules, which can be deployed as customer needs mandate, also support an efficient distribution of computing services. Data-based programmability, efficient use of its application service modules and the API provide the Company with multiple design points to customize its applications.

  Common Customer Information Database

     In addition to sharing common core technologies and customization capabilities, Scopus applications share a common normalized table format which utilizes industry standard relational databases (Sybase, Oracle, Informix and Microsoft SQL). This database is designed to maintain information, such as customer profiles, site identifications, user preferences and permissions, cases and accumulated experience necessary to operate the applications and thereby support customer requirements. Customer profiles include basic customer information such as name and address, as well as site identification and group affiliations. An organization's common customer database contains information on the status of each case, including case origination, case worker assignments and open issues. In the Scopus system, a case can be a call, a defect, or a potential sales transaction. Attachments, technical notes and tasks can be associated with each case through bi-directional cross referencing or through support for Microsoft's Object Linking and Embedding ("OLE") to facilitate the problem resolution process. As cases accumulate in the database, a common knowledgebase of cases and associated information is created, which allows support representatives and sales personnel to service new cases more effectively and with greater speed.

  Problem Resolution Technologies

     Each of the Company's applications can employ a set of problem resolution technologies to search the common customer information database. These technologies include:

     Query-By-Example. Query-By-Example ("QBE") enables Scopus users to launch a query to the database to search for information similar to that entered into a field or a combination of fields. QBE can therefore be used to identify information specific to a given user or locate solutions with entries identical to those of the instant case.

     Relevancy Search. Relevancy Search enables users to search for cases that are most similar to the current case by computing a numerical ranking to each solution returned by a QBE search. This ranking is based on the prevalence of certain keywords in each of the solutions.

     DataProbe. DataProbe is a powerful query tool that enables users to construct intelligent Boolean queries based on any field, form or topic in the common customer information database. These queries can be constructed either directly through SQL statements or indirectly through the application interface. DataProbe also permits users to include automatically generated keywords in the search.

     Case-Based Reasoning Integration. An integration with CasePoint by Inference Corporation provides customers with an additional level of problem resolution capabilities. CasePoint features a question and answer methodology that helps refine user queries. Through CasePoint, users can compare the instant case to other known solutions and transfer the results back into the Scopus knowledgebase.

     Third Party Knowledgebase Integration. The Company's problem resolution technologies also can be combined with pre-packaged knowledgebases to offer customers a means to supplement the cases accumulated through their own experience.

Research and Development

     As of March 31, 1996, the Company's research and development staff consisted of 44 persons. The Company's research and development expenditures in fiscal 1995 and 1996 were $2.7 million and $5.4 million, respectively, and represented 18% and 19% of total revenues, respectively, during such periods.

     The Company has historically developed and expects to continue to develop its products in conjunction with its existing and potential customers. The Company's current development initiatives include the enhancement of the features and functionality of existing products, the development of complementary products and the development of integrated packages of its products tailored to the requirements of certain market segments.

     A new application, Scopus Voyager, is currently expected be available to customers on a limited release basis in June 1996 with general availability planned for September 1996. This product is designed to provide a company's field sales representatives with up-to-date information by enabling mobile links to the corporate database. This two-way link provides them new information on prospects, customers, products and pricing while simultaneously updating the corporate database for new information on their specific prospects or contacts. This improves the effectiveness of not only the field sales individual but the management and visibility of the sales process.

     As a result of the similarity between the processes of providing support for internal customers and for external customers, a number of the Company's customers have been using Scopus SupportTEAM for internal customer support (i.e., internal help desk). The Company is currently developing Scopus HelpDesk, which will combine the functionality of Scopus SupportTEAM with additional functionality to address the needs of internal help desk professionals. In addition to leveraging the information management and problem resolution capabilities of Scopus SupportTEAM, Scopus HelpDesk is being developed to include enhanced problem diagnosis and capabilities and integration with fixed asset management and tracking tools. Since Scopus HelpDesk is being designed to integrate with the Company's other applications and application service modules, help desk professionals will be able to use WebTEAM and CommLink Server with Scopus HelpDesk to enable problem resolution directly by end users. The Company currently intends to release Scopus HelpDesk commercially in the second half of calendar 1996.

     The market for the Company's products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The Company is currently investing significant resources in product development and expects to continue to do so in the future. The Company's future success will depend on its ability to continue to enhance its current product line and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements and otherwise achieve market acceptance. There can be no assurance that the Company will be successful in continuing to develop and market on a timely and cost-effective basis fully functional product enhancements or new products that respond to technological advances by others, or that its enhanced and new products will achieve market acceptance. In addition, the Company has in the past experienced delays in the development, introduction and marketing of new or enhanced products, and there can be no assurance that the Company will not experience similar delays in the future. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, operating results and financial condition.

     Due to the complexity and sophistication of the Company's software products, the Company's products from time to time contain defects or "bugs" which can be difficult to correct. Furthermore, as the Company continues to develop and enhance its products, there can be no assurance that the Company will be able to identify and correct defects in such a manner as will permit the timely introduction of such products. Moreover, despite extensive testing, the Company has from time to time discovered defects only after its systems have been used by many customers. There can be no assurance that software defects will not cause delays in product introductions and shipments, result in increased costs, require design modifications, or impair customer satisfaction with the Company's products. Any such event could materially adversely affect the Company's business, operating results or financial condition.

Competition

     The customer information management software market is relatively new, intensely competitive, highly fragmented, subject to rapid change, and highly sensitive to new product introductions and marketing efforts by industry participants. The Company competes with a variety of other companies depending on the target market for their products. These competitors include (i) a select number of companies targeting the enterprise-wide customer information market;
(ii) a substantial number of small private companies and public companies which offer products targeted at one or more specific markets, including the customer support market, the help desk market, the quality assurance market and the sales and marketing automation market; (iii) professional services organizations that design and develop custom systems; (iv) large information technology providers; and (v) the internal information technology departments of potential customers which develop proprietary customer information management applications. Among the Company's potential competitors are also a number of large hardware and software companies that may develop or acquire products that compete with the Company's products. The Company believes that many existing competitors and new market entrants will attempt to develop fully integrated customer information management systems that will compete with the Company's products.

     Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customer. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins, and loss of market share, any one of which could materially adversely affect the Company's business, results of operations or financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than can the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not materially adversely affect the Company's business, operating results and financial condition.

     The Company believes that the principal competitive factors affecting its market include product features such as adaptability, scalability, ability to integrate with third party products, functionality, ease of use, product reputation, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts and company reputation. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical, and other resources than the Company.

Intellectual Property, Proprietary Rights and Licenses

     The Company's success is dependent in part on its ability to protect its proprietary technology. The Company licenses its products in object code form only, although it has source code escrow arrangements when required by customers. The Company relies on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. The Company does not have any patents or patent applications pending, and existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that the Company will be able to protect its proprietary rights against unauthorized third party copying or use, which could materially adversely affect the Company's business, operating results or financial condition.

     Despite the Company's efforts to protect its proprietary rights, attempts may be made to copy or reverse engineer aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Moreover, there can be no assurance that others will not develop products that infringe the Company's proprietary rights, or that are similar or superior to those developed by the Company. Policing the unauthorized use of the Company's products is difficult. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results or financial condition.

     As is common in the software industry, the Company from time to time receives notices from third parties claiming infringement by the Company's products of third party proprietary rights. While the Company is not currently subject to any such claim, the Company expects its software products will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products overlaps. Any such claim, with or without merit, could result in significant litigation costs and require the Company to enter into royalty and licensing agreements, which could have a material adverse effect on the Company's business, operating results or financial condition. Such royalty and licensing agreements, if required, may not be available on terms acceptable by the Company or at all.

     The Company also relies on certain technology which it licenses from third parties, including software which is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that these third party technology licenses will continue to be available to the Company on commercially reasonable terms. The loss of or inability of the Company to maintain any of these technology licenses could result in delays or reductions in product shipments until equivalent technology could be identified, licensed and integrated. Any such delays or reductions in product shipments would materially adversely affect the Company's business, operating results and financial condition.

Employees

     As of March 31, 1996, the Company employed 161 persons, including 61 in sales and marketing, 21 in its consulting services organization, 17 in customer support, 44 in research and development and 18 in finance and administration.
Of these, 11 are located in Europe and the remainder are located in North America. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the Company's industry is intense. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

Executive Officers

     As of May 31, 1996, the Company's executive officers were as follows:

            Name                Age      Position
            -----               ---      --------

Ori Sasson                       34      Chairman of the Board, Chief Executive
                                         Officer and President
William C. Leetham               43      Chief Financial Officer
A. Aaron Omid                    37      Vice President, Sales and Secretary
Mark J. Barrenechea              31      Vice President, Product Development
Jeffery G. Bork                  39      Vice President, Marketing
Steve Jacob                      41      Vice President, Europe
Lyle D. York                     54      Vice President, Customer Services

     Ori Sasson is a co-founder of the Company and has served as the Company's Chairman of the Board since the Company's inception in March 1991. Mr. Sasson has also served as the Company's Chief Executive Officer and President since February 1994 and as Secretary from March 1991 to February 1992. From January 1990 to March 1991 and from September 1986 to January 1989, Mr. Sasson was an independent software design consultant. From January 1989 to January 1990, Mr. Sasson was a software engineer at Sybase Corporation, a client/server relational database management software company. From December 1984 to August 1986, Mr. Sasson was a support engineer at Hewlett Packard Company, a manufacturer of computers and related products. Mr. Sasson earned a B.A. degree in Computer Science and a M.S.C. degree in Engineering both from the University of California at Berkeley.

     William C. Leetham has served as the Company's Chief Financial Officer since March 1995. From November 1992 to March 1995, Mr. Leetham served as Chief Financial Officer of Berkeley Systems, Inc., a consumer software vendor. From August 1984 to November 1992, he held various positions at Candle Corporation, a manufacturer of system performance software for mainframe computers, most recently serving as Vice President, Financial Operations. Prior thereto, Mr. Leetham held various positions in development, operations, sales and finance with Xerox Computer Services. Mr. Leetham earned a B.S. degree in Computer Science from Oregon State University and a M.B.A. degree from the University of California at Los Angeles.

     A. Aaron Omid is a co-founder of the Company and has served as the Company's Vice President, Sales since March 1991, and as Secretary since February 1992. Mr. Omid also served as President of the Company from March 1991 to October 1991, and as a director of the Company from March 1991 to October 1992. From August 1990 to February 1991, Mr. Omid was Vice President, Sales of North America at Opus Systems, a computer hardware manufacturer. From May 1986 to August 1990, he held various marketing and sales positions at Sun Microsystems, a workstation manufacturer, most recently serving as Sales Manager. Mr. Omid earned a B.S. degree in Electrical Engineering from the University of London.

     Mark J. Barrenechea has served as the Company's Vice President, Product Development since September 1995. From December 1994 to September 1995, Mr. Barrenechea founded and served as Chief Technical Officer at New View, Inc., a company which provides managed Internet access. From October 1993 to December 1994, Mr. Barrenechea was Vice President, Tools and Technology at Tesseract Corporation, a client/server software company. From October 1991 to October 1993, he held various positions at Microway, Inc., a software company, most recently serving as President and Managing Director of Microway (Europe) Ltd. Mr. Barrenechea earned a B.A. degree in Computer Science from Saint Michael's College and a M.S. degree in Engineering from Boston University.

     Jeffrey G. Bork has served as the Company's Vice President, Marketing since September 1995. From December 1992 to September 1995, he was a marketing consultant and from December 1991 to December 1992, he was Vice President, Product Management at Slate Corporation, a software company. From April 1989 to June 1991, he was Vice President, Marketing at Informix Software, Inc., a client/server relational database management software company. Mr. Bork earned a B.S. degree in Electrical Engineering from the University of Michigan.

     Steve Jacob has served as the Company's Vice President, Europe, since April 1996. From August 1994 to April 1996 he served as the Vice President Europe, Africa, and the Middle East for Landmark Graphics Corporation. From June 1988 to July 1994 he served as the U.K. Sales Director for Ingram U.K. Ltd. Mr. Jacob earned a B.Ed. degree from the University of London.

     Lyle D. York has served as the Company's Vice President, Customer Services since February 1994. From June 1993 to February 1994, he was President of York and Associates, a customer support consulting firm. From January 1991 to June 1993, Mr. York served as Vice President, Software Services at Integraph Corporation, a manufacturer of interactive computer graphics systems. From January 1984 to January 1991, Mr. York held various positions at Daisy/Cadnetix, Inc., a supplier of computer aided design software and hardware systems, most recently serving as Vice President, Customer Support Division.


Item 2.  Properties

     The Company's principal administrative, engineering, manufacturing, marketing and sales facilities total approximately 37,400 square feet, and are located in a single building in Emeryville, California under a lease which expires in October 1999. In addition, the Company leases offices in the metropolitan areas of Atlanta, Boston, Chicago, Dallas, London, Los Angeles, New York, Paris, Seattle, Toronto and Washington, D.C. Management believes that its current facilities are adequate to meet its needs through the next twelve months, and that, if required, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders in the quarter ended March 31, 1996.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

     The Company's common stock is traded on the Nasdaq National Market under the symbol "SCOP". Following the Company's initial public offering on November 16, 1995, the following high and low closing prices were reported by Nasdaq in each quarter:

                                              High        Low
                                              ----        ---
     Quarter ended December 31, 1995         $28.75     $16.75
       (subsequent to November 16, 1995)
     Quarter ended March 31, 1996            $25.25     $13.875

     As of March 31, 1996, the Company had approximately 80 holders of record of its common stock.

     The Company has never paid any cash dividends on its capital stock and does not expect to pay any such dividends of the foreseeable future. Further, an existing bank credit agreement currently restricts the Company's ability to pay cash dividends without the bank's consent.

 Item 6.   Selected Financial Data

                                     SCOPUS TECHNOLOGY, INC.
                               SELECTED CONSOLIDATED FINANCIAL DATA
                              (in thousands, except per share data)

                                                             Year Ended March 31,
                                              -------------------------------------------------
                                               1992       1993      1994       1995       1996
                                              ------     ------    ------     ------     ------
Statement of Operations Data
Revenues:

 Licenses                                   $  369       $2,002    $5,011    $11,097    $19,753
 Services and maintenance                      413          702     1,524      4,153      8,843
                                            ------       ------    ------    -------    -------
  Total revenues                               782        2,704     6,535     15,250     28,596

Cost of revenues:
 Licenses                                      266          723       305        601        874
 Services and maintenance                       63          211       554      3,340      6,915
                                            ------       ------    ------    -------    -------
  Total cost of revenues                       329          934       859      3,941      7,789
                                            ------       ------    ------    -------    -------
Gross margin                                   453        1,770     5,676     11,309     20,807
                                            ------       ------    ------    -------    -------
Operating expenses:
 Sales and marketing                           126          524     2,754      5,937     10,565
 Research and development                      239          666     1,532      2,716      5,382
 General and administrative                     46          266       714      1,170      2,169
                                            ------       ------     -----    -------    -------
   Total operating expenses                    411        1,456     5,000      9,823     18,116
                                            ------       ------     -----    -------    -------
Income from operations                          42          314       676      1,486      2,691
Other income, net                                1            7        22         59        468
                                            ------       ------     -----    -------    -------
Income before provision for income taxes        43          321       698      1,545      3,159
Provision for income taxes                       1          120       131        572      1,169
                                            ------       ------     -----    -------    -------
Net income                                      42          201       567        973      1,990
                                            ======       ======     =====    =======    =======
Net income per share                        $ 0.01       $ 0.03    $ 0.07    $  0.10    $  0.18
                                            ======       ======     =====    =======    =======
Shares used in per share computation         6,612        7,352     8,476      9,683     10,965
                                            ======       ======     =====    =======    =======
                                                                  March 31,
                                              -------------------------------------------------
                                               1992       1993      1994       1995       1996
                                              ------     ------    ------     ------     ------
Balance Sheet Data
Cash, cash equivalents and investments         $147      $1,085    $  901    $ 3,553    $29,254
Working capital                                 228       1,143     1,755      5,671     29,891
Total assets                                    308       2,385     5,504     11,424     41,581
Mandatorily redeemable preferred stock            -       1,000     1,400      1,400          -
Total shareholders' equity                      248         449     1,126      5,900     33,455

Item 7. Management's Discussion and Analyses of Financial Condition and Results of Operations

     Throughout this report there is information containing trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk-related factors set forth in this report.

Overview

     The Company's quarterly operating results have varied substantially in the past and are likely to vary substantially from quarter to quarter in the future due to a variety of factors. In particular, the Company's period-to-period operating results are significantly dependent upon the timing of the closing of large license agreements. In this regard, the purchase of the Company's products can require a significant capital investment from a potential customer which the customer generally views as a discretionary cost that can be deferred or canceled due to budgetary or other business reasons. Estimating future revenues is also difficult because the Company ships its products soon after an order is received and as such does not have a significant backlog. Thus, quarterly license revenues are heavily dependent upon orders received and shipped within the same quarter. Moreover, the Company has generally recorded 50% to 70% of its total quarterly revenues in the third month of the quarter, with a concentration of these revenues in the last half of that third month. This concentration of revenues is influenced by customer tendencies to make significant capital expenditures at the end of a fiscal quarter. The Company expects these revenue patterns to continue for the foreseeable future. In addition, quarterly license revenues are dependent on the timing of revenue recognition, which can be affected by many factors, including the timing of customer installations, completion of customization activity and the fulfillment of acceptance criteria. In this regard the Company has from time to time experienced delays in recognizing revenues with respect to certain orders. Despite the uncertainties in its revenue patterns, the Company's operating expenses are based upon anticipated revenue levels and such expenses are incurred on an approximately ratable basis throughout the quarter. As a result, if expected revenues are deferred or otherwise not realized in a quarter for any reason, the Company's business, operating results and financial condition would be materially adversely affected.

     The Company was incorporated in March 1991 and introduced its first product in February 1992. Although the Company has been profitable each fiscal year since inception, there can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis in the future. In addition, the Company's revenues and operating results have varied substantially in the past and are likely to vary substantially in the future due to a variety of factors, including (i) the relatively long sales cycle for the Company's software products, which is typically six to nine months, (ii) the timing and size of the Company's individual license transactions, and, in particular, the fact that the Company's revenues in any quarter can be largely dependent on a limited number of large licenses, (iii) the fact that a significant portion of the Company's revenues in any given quarter are recognized in the last month, weeks or even days of the quarter, (iv) the relative proportion of total revenues derived from license revenues and services and maintenance revenues,
(v) the timing of the introduction of new products or product enhancements by the Company and its competitors, (vi) the extent of customization required by any individual license transaction, which can result in deferral of significant revenues until completion or acceptance of certain customized portions of the software, (vii) changes in customer budgets, (viii) seasonality of technology purchases by customers and general economic conditions, (ix) the mix of revenues among various distribution channels and between domestic and international customers and (x) the relative proportion of license revenues derived from third party products distributed by the Company in conjunction with its products. Therefore, the Company believes that period to period comparisons of its revenues and operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. Due to all of the foregoing factors, it is likely that in some future period the Company's total revenues or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially.

     The Company's business has grown rapidly with total revenues increasing from $15.3 million in fiscal 1995 to $28.6 million in fiscal 1996. The growth of the Company's business and expansion of its customer base has placed and is expected to continue to place a significant strain on the Company's management and operations. The Company will continue to be dependent upon its ability to attract, hire and retain skilled employees for whom there is considerable market competition. Further, the substantial growth in the number of its employees will place additional burden upon its management, operating and financial systems. There also can be no assurance that the Company will be able to sustain the rates of revenue growth that it has experienced in the past, or that the Company will be able to improve its operating results.

     The Company has become increasingly dependent on third party consultants and systems integrators for implementation services. This dependence poses several risks that could have a material adverse effect on the Company's business, operating results or financial condition. For example, there can be no assurance that these third party providers, who have direct obligations to the Company's customers, will be able to continue to provide a level of quality of service required to meet the needs of such customers. In addition, the Company's ability to recognize revenues on certain of its contracts may depend on fulfillment of acceptance criteria to be performed by third party providers, over which the Company will have little or no control. If the Company is unable to maintain effective, long-term relationships with these third parties, or if these third parties fail to meet the needs of the Company's customers in a timely fashion, the Company's business, operating results and financial condition will be materially and adversely affected.

Results Of Operations

     The following table sets forth for the periods indicated the percentage of total revenues represented by the Company's consolidated statement of operations:


                                             Year Ended March 31,
                                         ---------------------------
                                            1994     1995     1996
                                         --------  -------  --------
Revenues:
  Licenses                                  76.7%    72.8%    69.1%
  Services and maintenance                  23.3     27.2     30.9
                                         --------  -------  -------
    Total revenues                         100.0    100.0    100.0
                                         --------  -------  -------
Cost of revenues:
  Licenses                                   4.6      3.9      3.0
  Services and maintenance                   8.5     21.9     24.2
                                         --------  -------  -------
    Total cost of revenues                  13.1     25.8     27.2
                                         --------  -------  -------
Gross margin                                86.9     74.2     72.8
                                         --------  -------  -------
Operating expenses:
  Sales and marketing                       42.2     38.9     37.0
  Research and development                  23.4     17.8     18.8
  General and administrative                10.9      7.7      7.6
                                         --------  -------  -------
    Total operating expenses                76.5     64.4     63.4
                                         --------  -------  -------
Income from operations                      10.4      9.8      9.4
Other income, net                            0.3      0.4      1.6
                                         --------  -------  -------
Income before provision for income taxes    10.7     10.2     11.0
Provision for income taxes                   2.0      3.8      4.0
                                         --------  -------  -------
Net income                                   8.7%     6.4%     7.0%
                                         ========  =======  =======

Revenues

     The Company's revenues are derived from license revenues which are comprised of one-time fees for the license of the Company's products, and services and maintenance revenues which consist of fees for consulting, maintenance and training services. The Company's revenue recognition policies are in accordance with Statement of Position No. 91-1, issued by the American Institute of Certified Public Accountants. Accordingly, license revenues are recognized upon receipt of an executed license agreement or unconditional purchase order and shipment of the product to the customer and if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Reserves for credit losses are estimated and provided for at the time of sale. Maintenance revenues for ongoing customer support and product updates are recognized ratably over the maintenance term, which is typically twelve months. Consulting and training services revenues are recognized when the service is performed.

     Licenses. License revenues increased from $5.0 million in fiscal 1994 to $11.1 million in fiscal 1995 and $19.8 million in fiscal 1996, representing 77%, 73% and 69% of total revenues in the respective periods. The increase in license revenues in each period was primarily attributable to increasing market awareness and acceptance of the Company's products, continuing enhancement and increasing breadth of the Company's product offerings, expansion of the Company's sales and marketing organization and increased sales to new industry segments.

     Services and Maintenance. Services and maintenance revenues increased from $1.5 million in fiscal 1994 to $4.2 million in fiscal 1995 and $8.8 million in fiscal 1996, representing 23%, 27% and 31% of total revenues in the respective periods. The increases in services and maintenance revenues as a percentage of total revenues is primarily attributable to the increased demand for systems integration services the Company was fulfilling during the last quarter of fiscal 1995 and the first half of fiscal 1996. In fiscal 1996, the Company began establishing relationships with third party consulting firms to allow those firms to work directly with the Company's customers. As a result, services and maintenance revenues comprised a lower percentage of total revenues in the second half of fiscal 1996.

Cost of Revenues

     Licenses. Cost of licenses consists primarily of royalty and other payments to third party vendors and costs of product media, duplication and packaging. Cost of licenses was $305,000 in fiscal 1994, $601,000 in fiscal 1995 and $874,000 in fiscal 1996, representing 6%, 5% and 4% of license revenues in the respective periods. These changes in both absolute dollar amounts and in percentages of total revenues reflect the fluctuation in royalties and other payments made to third party software vendors as a result of fluctuations in volumes of sales of third party products sold in combination with licenses of the Company's products. Although the Company does not expect revenues and costs from the distribution of third party software products to be significant in future periods, period to period fluctuations may occur and the Company's gross margins and net operating margins could be materially and adversely affected.

     Services and Maintenance. Cost of services and maintenance consists of costs for personnel to provide customer support, training and consulting services, as well as costs paid to third party consulting firms for those services. Costs of services and maintenance was $554,000 in fiscal 1994, $3.3 million in fiscal 1995 and $6.9 million in fiscal 1996, representing 36%, 80% and 78% of services and maintenance revenues in the respective periods. The substantial increase in cost of services and maintenance as a percentage of total revenues from fiscal 1994 to 1995 was primarily due to the use of third party software consulting organizations and employees to meet the substantial increase in demand for product consulting and large scale systems integration services and, to a lesser extent, higher than expected costs associated with certain fixed fee consulting arrangements. While the cost of services and maintenance revenues as a percentage of service and maintenance revenues fell only slightly from fiscal 1995 to 1996, the Company realized a significant improvement in these costs between the first half and second half of fiscal
1996 as these costs as a percentage of services and maintenance revenue fell from 93% to 64%, respectively. To make this improvement, the Company added new management, established relationships with third party consulting firms that allow those firms to work directly with the Company's customers, established new procedures for estimating the scope of consulting projects and shifted the pricing responsibility for that work to its consulting services organization.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased from $2.8 million in fiscal 1994 to $5.9 million in fiscal in 1995 and $10.6 million in fiscal 1996, representing 42%, 39% and 37% of total revenues in the respective periods. The increased dollar amounts of such spending are attributable to the Company's continued expansion of its direct sales force in the U.S. and Europe and increased marketing activities to support the Company's expanded product line. The Company is in the process of significantly increasing direct sales and marketing expenditures to address certain international and vertical markets. As a result, such expenses may increase as a percentage of total revenues in future periods.

     Research and Development. Research and development expenses increased from $1.5 million in fiscal 1994 to $2.7 million in fiscal 1995 and $5.4 million in fiscal 1996, representing 23%, 18% and 19% of total revenues in the respective periods. The increases in the dollar amounts of such spending were the result of increased staffing and associated support costs of software engineers and consultants in connection with expansion and enhancement of the Company's product line and its quality assurance and testing organization.

     Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release have not been material and therefore have not been capitalized in accordance with Statement of Financial Accounting Standards No. 86. All research and development costs have been expensed as incurred.

     General and Administrative. General and administrative expenses increased from $714,000 in fiscal 1994 to $1.2 million in fiscal 1995 and $2.2 million in fiscal 1996, representing 11% of total revenues for fiscal 1994 and 8% of total revenues for both fiscal 1995 and 1996. These increases in dollar amounts were primarily due to increased staffing and related expenditures required to enhance the infrastructure to support the Company's growth.

     Other Income, Net. Other income, net, increased from $22,000 in fiscal 1994 to $59,000 in fiscal 1995 and $468,000 in fiscal 1996. The substantial increase in fiscal 1996 was primarily due to investment income earned on the proceeds from the Company's initial public offering in November 1995.

     Provision for Income Taxes. The Company's effective tax rate was 19% for fiscal 1994 and 37% for both fiscal 1995 and 1996. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The effective income tax rate differs from the statutory income tax rate primarily due to the utilization of research and development credits. See Note 5 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

     In November 1995, the Company completed an initial public offering of 2,760,000 shares of its common stock, of which 2,225,000 shares were issued and sold by the Company and 535,000 were sold by selling shareholders. As a result of this offering, the Company recorded proceeds of $23.9 million, net of related underwriting discounts and offering expenses. Prior to its initial public offering, the Company funded its operations primarily through private sales of its equity securities and cash generated from operations.

     In fiscal 1996, the Company generated $3.4 million of cash from operations. The primary contributors to positive cash flow from operations were net income before depreciation charges and increases in the balances of accounts payable, accrued liabilities and deferred revenue, offset in part by increases in accounts receivables and prepaid expenses. The Company's investing activities in fiscal 1996 used $8.7 million in cash, with $1.8 million relating to purchases of property and equipment to support the Company's expanding employee base and the balance used in the purchase and sale of investments. Financing activity in fiscal 1996 generated $24.1 million in cash, primarily due to proceeds from the Company's initial public offering. The Company's principal commitments at March 31, 1996, consisted of leases on its headquarters and sales offices. See Note 8 of Notes to Consolidated Financial Statements.

     Accounts receivable increased from $3.3 million at March 31, 1994, to $5.7 million at March 31, 1995, and $7.5 million at March 31, 1996. Deferred revenues increased from $842,000 at March 31, 1994, to $1.5 million at March 31, 1995, and $3.3 million at March 31, 1996. The levels of accounts receivables at each quarter end will be affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms. In addition, from time to time, the Company enters into license agreements with customers with extended payment terms. In accordance with Statement of Position No. 91-1, if no significant vendor obligations exist, revenues affiliated with future payments are discounted and recognized based upon the discounted value. These future payments are accounted for as unbilled receivables, which had a balance of $1.9 million at March 31, 1996.

     As of March 31, 1996, the Company had $29.3 million of cash, cash equivalents and short term investments and $29.9 million of working capital. The Company also has available a $4.0 million bank line of credit which is secured by the assets of the Company and expires on August 31, 1996. As of March 31, 1996, there were no amounts outstanding under this credit agreement. The Company believes that existing cash balances and available credit should be sufficient to meet the Company's capital needs for the foreseeable future.


Item 8.   Financial Statements and Supplementary Data

     The Company's consolidated financial statements together with related notes and the report of Coopers & Lybrand L.L.P., independent accountants, are set forth at the pages indicated at Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.


                                    PART III

     Certain information required by part III is omitted from this Report on Form 10-K in that the Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 15, 1996, pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.  Directors and Executive Officers of the Registrant

     (a) Executive Officers -- See the section titled "Executive Officers" in
         Part I, Item 1 hereof.

     (b) Directors -- The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

     The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Reporting Delinquencies" in the Proxy Statement.

Item 11.  Executive Compensation

     The information required by this item is incorporated by reference to the section entitled "Executive Compensation" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K




     (a)  The following documents are filed as part of this Form:

                                                                Page Number
                                                                -----------


          1.    Financial Statements


                Report of Independent Accountants                  F-1

                Consolidated Balance Sheets                        F-2
                As of March 31, 1995 and 1996

                Consolidated Statement of Operations               F-3
                For the Three Years Ended March 31, 1996

                Consolidated Statement of Changes in               F-4
                Stockholders' Equity
                For the Three Years Ended March 31, 1996

                Consolidated Statement of Cash Flows               F-5
                For the Three Years Ended March 31, 1996

                Notes to Consolidated Financial Statements         F-6

         2.     Financial Statement Schedules

                Schedule II - Valuation and Qualifying Accounts    F-20

         3. Exhibits: See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.


     (b) Reports on Form 8-K:


         None

     (c) Exhibits

         See (a) above

     (d) Financial Statement Schedules

         See (a) above

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, California on this 28th day of June, 1996.

                              SCOPUS TECHNOLOGY, INC.

                                  /s/ Ori Sasson
                              By: _________________________________
                                  Ori Sasson
                                  Chairman and Chief Executive Officer


                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Ori Sasson and William C. Leetham and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as them may be signed by our said attorney to any and all amendments to this Report on Form 10-K.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

          Signature                           Title                     Date
- -----------------------------   ---------------------------------   -------------

 /s/ Ori Sasson
- -----------------------------   Chairman, and Chief Executive       June 28, 1996
 Ori Sasson                     Officer (Principal Executive
                                Officer)


 /s/ William C. Leetham         Chief Financial Officer             June 28, 1996
 ----------------------------   (Principal Financial and
 William C. Leetham             Accounting Officer)


 /s/ J. Michael Cline           Director                            June 28, 1996
 ----------------------------
 J. Michael Cline

 /s/ Christopher R. Gibbons     Director                            June 28, 1996
 ----------------------------
 Christopher R. Gibbons

 /s/ Mark Gorenberg             Director                            June 28, 1996
 ----------------------------
 Mark Gorenberg

 /s/ Max D. Hopper              Director                            June 28, 1996
 ----------------------------
 Max D. Hopper

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of Scopus Technology, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Scopus Technology, Inc. and Subsidiaries as of March 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. We have also audited the financial statement schedule listed in Item 14(a)2 of this form 10-
K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scopus Technology, Inc. and Subsidiaries as of March 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.

Oakland, California
April 30, 1996

                   SCOPUS TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            March 31, 1995 and 1996
                       (in thousands, except share data)

                                   ----------


                                           ASSETS                                        1995           1996
                                                                                       --------       --------
Current assets:
  Cash and cash equivalents                                                             $ 3,001        $21,792
  Investments                                                                               552          7,462
  Accounts receivable, net of allowance for doubtful accounts of $349 and $665
       in  1995 and 1996, respectively                                                    5,653          7,530
  Prepaid expenses and other                                                                236            648
  Deferred income taxes                                                                     321            574
                                                                                       --------       --------
       Total current assets                                                               9,763         38,006
Property and equipment, net                                                               1,658          2,734
Prepaid royalties                                                                             -            326
Deferred income taxes                                                                         -             83
Other assets                                                                                  3            432
                                                                                       --------       --------
       Total assets                                                                     $11,424        $41,581
                                                                                       ========       ========

                LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
                   PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                      $   733       $  1,561
  Accrued liabilities                                                                     1,558          2,544
  Income taxes payable                                                                      273            740
  Deferred revenue                                                                        1,528          3,270
                                                                                       --------       --------
       Total current liabilities                                                          4,092          8,115

Deferred income taxes                                                                        32             11
                                                                                        -------       --------
       Total liabilities                                                                  4,124          8,126
                                                                                        -------       --------
Commitments (Notes 8 and 13)

Mandatorily redeemable convertible preferred stock, Series A, $0.01 par value;            1,400              -
    issued and outstanding 1,590,910 shares at March 31, 1995                           --------     ---------
Shareholders' equity:
  Convertible preferred stock, Series B, $0.01 par value; issued and outstanding
    1,263,333 shares at March 31, 1995                                                        13            -
  Preferred stock, $0.01 par value, 2,500,000 shares authorized; none issued and
    outstanding                                                                               -             -
  Common stock, $0.001 par value; authorized 10,545,076 and 50,000,000 shares at March 31, 1995 and 1996, respectively; issued and outstanding 6,313,718 and
    11,705,557 shares at March 31, 1995 and 1996, respectively                                 6            12
  Additional paid-in capital                                                               4,096        29,944
  Deferred compensation                                                                       -           (271)
  Cumulative translation adjustment                                                            1            (4)
  Retained earnings                                                                        1,784         3,774
                                                                                        --------     ---------
       Total shareholders' equity                                                          5,900        33,455
                                                                                        --------     ---------
              Total liabilities and shareholders' equity                                 $11,424       $41,581
                                                                                        ========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                   SCOPUS TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               for the years ended March 31, 1994, 1995 and 1996
                     (in thousands, except per share data)
                                 ---------------

                                                          1994      1995      1996
                                                         ------    ------    ------
Revenues:
  Licenses                                                $5,011   $11,097   $19,753
  Services and maintenance                                 1,524     4,153     8,843
                                                          ------    ------   -------
          Total revenues                                   6,535    15,250    28,596
                                                          ------    ------   -------
Cost of revenues:
  Licenses                                                   305       601       874
  Services                                                   554     3,340     6,915
                                                          ------    ------   -------
          Total cost of revenues                             859     3,941     7,789
                                                          ------    ------   -------
  Gross margin                                             5,676    11,309    20,807
                                                          ------    ------   -------
Operating expenses:
  Sales and marketing                                      2,754     5,937    10,565
  Research and development                                 1,532     2,716     5,382
  General and administrative                                 714     1,170     2,169
                                                          ------    ------   -------
          Total operating expenses                         5,000     9,823    18,116
                                                          ------    ------   -------
          Income from operations                             676     1,486     2,691
 Interest expense                                            (33)      (16)      (22)
 Interest income                                              55       139       515
Other nonoperating expense                                     -       (64)      (25)
                                                          ------    ------   -------
          Income before income taxes                         698     1,545     3,159
Provision for income taxes                                   131       572     1,169
                                                          ------    ------   -------
          Net income                                      $  567    $  973   $ 1,990
                                                          ======    ======   =======
Net income per share                                      $ 0.07    $ 0.10   $  0.18
                                                          ======    ======   =======
Weighted average common and common equivalent shares       8,476     9,683    10,965
                                                          ======   =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                   SCOPUS TECHNOLOGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              for the years ended March 31, 1994, 1995, and 1996
                       (in thousands, except share data)
                              -----------------

                                                                  Series B Convertible
                                                                  Preferred Stock          Common Stock    Additional
                                                                  --------------------   ----------------    Paid-in
                                                                    Shares    Amount      Shares    Amount   Capital
                                                                  ---------   ------    ---------    ------  --------
Balances at March 31, 1993                                               -        -     5,246,743        $5      $200
Common shares issued for cash upon exercise of options                   -        -     1,028,999         1       109
Net income                                                               -        -            -          -        -
                                                                 ----------      ---   ----------       ---   -------
Balances at March 31, 1994                                               -        -     6,275,742         6       309
Common shares issued for cash upon exercise of options                   -        -        37,976         -        31
Preferred stock issued for cash at $3.00
 per share, net of issuance costs of $21                          1,263,333      $13           -          -     3,756
Net income                                                               -        -            -          -        -
Translation adjustment                                                   -        -            -          -        -
                                                                 ----------      ---   ----------       ---   -------
Balances at March 31, 1995                                        1,263,333       13    6,313,718         6     4,096
Common shares issued for cash upon exercise of options                   -        -        90,653         -        74
Issuance of common stock in public
 offering, net of issuance costs of $968                                 -        -     2,225,000         2    23,861
Conversion of mandatorily redeemable preferred stock, Series A           -        -     1,590,910         2     1,398
Conversion of Series B preferred stock                           (1,263,333)     (13)   1,263,333         1        12
Common stock issued for cash on exercise of Series B-2 warrants          -        -        34,167         -       137
Common stock issued on non-cash exercise of Series B-2 warrants          -        -       187,776         1        (1)
Issuance of stock options at below fair value                            -        -            -          -       367
Deferred compensation related to stock options                           -        -            -          -        -
Amortization of deferred compensation related to stock options           -        -            -          -        -
Net income                                                               -        -            -          -        -
Translation adjustment                                                   -        -            -          -        -
                                                                 ----------      ---   ----------       ---   -------
Balances at March 31, 1996                                               -        -    11,705,557       $12   $29,944
                                                                 ==========      ===   ==========       ===   =======



                                                                                      Cumulative                     Total
                                                                     Deferred        Translation      Retained    Shareholders'
                                                                    Compensation      Adjustment      Earnings       Equity
                                                                    ------------     -----------      --------    -------------
Balances at March 31, 1993                                                    -               -           $244             $449
Common shares issued for cash upon exercise of options                        -               -             -               110
Net income                                                                    -               -            567              567
                                                                           -----             ---        ------          -------
Balances at March 31, 1994                                                    -               -            811            1,126
Common shares issued for cash upon exercise of options                        -               -             -                31
Preferred stock issued for cash at $3.00
 per share, net of issuance costs of $21                                      -               -             -             3,769
Net income                                                                    -               -            973              973
Translation adjustment                                                        -               $1            -                 1
                                                                           -----             ---        ------          -------
Balances at March 31, 1995                                                    -                1         1,784            5,900
Common shares issued for cash upon exercise of options                        -               -             -                74
Issuance of common stock in public
 offering, net of issuance costs of $968                                      -               -             -            23,863
Conversion of mandatorily redeemable preferred stock, Series A                -               -             -             1,400
Conversion of Series B preferred stock                                        -               -             -                -
Common stock issued for cash on exercise of Series B-2 warrants               -               -             -               137
Common stock issued on non-cash exercise of Series B-2 warrants               -               -             -                -
Issuance of stock options at below fair value                                 -               -             -               367
Deferred compensation related to stock options                             $(367)             -             -              (367)
Amortization of deferred compensation related to stock options                96              -             -                96
Net income                                                                    -               -          1,990            1,990
Translation adjustment                                                        -               (5)           -                (5)
                                                                           -----             ---        ------          -------
Balances at March 31, 1996                                                 $(271)            $(4)       $3,774          $33,455
                                                                           =====             ===        ======          =======

 The accompanying notes are an integral part of these consolidated statements.

                   SCOPUS TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended March 31, 1994, 1995, and 1996
                                (in thousands)
                              -----------------

                                                                                    1994     1995     1996
                                                                                    ----     ----     ----
Cash flows from operating activities:
 Net income                                                                         $  567    $973   $1,990
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                        187     519      947
  Noncash charges (credits), net                                                      (216)    193     (126)
  Changes in assets and liabilities:
    Increase in receivables                                                         (2,375) (2,322)  (1,882)
    Decrease (increase) in prepaid expenses and other                                 (261)     71   (1,167)
    Increase in deferred income taxes                                                 (148)   (138)    (357)
    Increase in accounts payable                                                       371     286      828
    Increase in accrued liabilities                                                    456     875      986
    Increase in income taxes payable                                                   187      17      467
    Increase in deferred revenue                                                       679     686    1,742
                                                                                    ------   ------ -------
      Net cash provided by (used in) operating activities                             (553)  1,160    3,428
                                                                                    ------   ------ -------
  Cash flows used in investing activities:
    Purchase of investments                                                            (42)      -   (7,466)
    Proceeds from sale of investments                                                  450       -      555
    Payments for purchase of fixed assets                                             (492)  (1,516) (1,815)
    Proceeds from disposal of fixed assets                                              -        14      15
                                                                                    ------   ------ -------
      Net cash used in investing activities                                            (84)  (1,502) (8,711)
                                                                                    ------   ------ -------

  Cash flows from financing activities:
    Proceeds from exercise of common stock options                                     110       31      74
    Proceeds from initial public offering of stock, net                                 -        -   23,863
    Proceeds from exercise of warrants                                                  -        -      137
    Proceeds from issuance of preferred stock                                          400    3,769      -
    (Repayments) borrowings under line of credit, net                                  350     (750)     -
                                                                                    ------   ------ -------
      Net cash provided by financing activities                                        860    3,050  24,074
                                                                                    ------   ------ -------
        Net increase in cash and cash equivalents                                      223    2,708  18,791
Cash and cash equivalents at beginning of year                                          70      293   3,001
                                                                                    ------   ------ -------
Cash and cash equivalents at end of year                                            $  293   $3,001 $21,792
                                                                                    ======   ====== =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (NOTE 11)

The accompanying notes are an integral part of these consolidated financial statements.

                   SCOPUS TECHNOLOGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ----------------

1.    ORGANIZATION:

      Scopus Technology, Inc. and Subsidiaries (the "Company") is a leading provider of client/server software solutions for the customer information management market. The Company's applications automate external customer support and internal help desk support, the product design change process and sales and marketing activities. The Company's applications are designed to enable organizations to build a customer information knowledgebase that can be accessed and utilized by individuals throughout the enterprise to improve customer support and satisfaction.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements of the Company include the accounts of Scopus Technology, Inc. and its wholly-owned subsidiaries, Scopus Technology U.K., Limited and Scopus Technology Canada Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

         REVENUE RECOGNITION:

         Software license revenues are recognized upon receipt of an executed licensing agreement or unconditional purchase order and shipment of product to the customer and if no significant vendor obligations remain and collection of the resulting receivables is deemed probable. Amounts billed for postcontract customer support (maintenance) are deferred and recognized ratably over the term of the service period which is typically one year. Consulting and training revenues are recognized as services are performed. Hardware revenues were recognized upon shipment (see Note 3).

         COST OF REVENUES:

         Cost of licenses includes the cost of media, product packaging, documentation and other production costs, third-party royalties and hardware (see Note 3).

         Cost of services and maintenance consists primarily of salaries, benefits and allocated overhead costs related to consulting, training and customer support personnel, including costs of services provided by third party consultants.

                                   Continued

                   SCOPUS TECHNOLOGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     CASH AND CASH EQUIVALENTS:

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company's cash and cash equivalents are maintained with a bank and a brokerage institution.

     INVESTMENTS:

     At March 31, 1996, the Company's investments consisted primarily of treasury notes and municipal notes and bonds. Remaining maturities at the time of purchase are generally less than one year. At March 31, 1995, the Company's investments consisted of shares of a mutual fund which invests in securities guaranteed by the U.S. government or its agencies with an average remaining maturity of not more than five years.

     Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that securities be classified as "held to maturity," "available for sale," or "trading," and the securities in each classification be accounted for at either amortized cost or fair market value, depending upon their classification. The Company has the intent and ability to hold all investments until maturity. Therefore, all such investments are classified as "held to maturity" investments and carried at amortized cost in the accompanying financial statements. At March 31, 1996, the amortized cost of the Company's investments approximated fair value.

     As of March 31, 1996, the Company's investments consisted of the following (in thousands) :


                                                                  Maturity of  securities
                                            Amortized      --------------------------------------
                                           cost basis       Within one year     One to five years
                                           ----------      ----------------     -----------------
        Municipal debt securities              $6,462               $6,462                     -
        U.S. Treasury debt securities           1,000                1,000                     -
                                             ---------      --------------       ----------------
                                               $7,462               $7,462                     -
                                             =========      ==============       ================

                                   Continued

                    SCOPUS TECHNOLOGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:


      SOFTWARE DEVELOPMENT COSTS:

      Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (SFAS
      86), requires that software development costs be capitalized once the technological feasibility of the software product has been established. To date, such amounts have been insignificant and have been charged to product development expense in the period incurred.

      PROPERTY AND EQUIPMENT:

      Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of three years for computer hardware and purchased computer software, five years for furniture and fixtures, and over the remaining term of the principal facility lease for leasehold improvements.

      When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations. Maintenance and repairs are charged to operations as incurred.

      INCOME TAXES:

      Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No.109). Under SFAS No.109, deferred income tax liabilities and assets are determined based on the difference between the financial reporting amounts and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates in effect for the years in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

      FOREIGN CURRENCY TRANSLATIONS AND TRANSACTIONS:

      The accounts of the Company's U.K. and Canadian subsidiaries are translated into U.S. dollars at year-end rates of exchange. Revenues and expenses are translated at average rates for the period. The resultant translation adjustments are shown as a separate component of shareholders' equity. Gains and losses from foreign currency transactions are included in the determination of net income and have not been material.

                                   Continued

                    SCOPUS TECHNOLOGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                --------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      INITIAL PUBLIC OFFERING:

      On November 16, 1995, the Company completed an underwritten initial public offering pursuant to which the underwriters purchased 2,760,000 shares of common stock, of which 2,225,000 were purchased from the Company and 535,000 were purchased from existing shareholders at a price of $12 per share. The Company received net proceeds of approximately $23.9 million from the initial public offering.

      COMPUTATION OF EARNINGS PER SHARE:

      Net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Fully diluted and primary earnings per common share are the same amounts for each of the periods presented. Dilutive common equivalent shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common shares issued by the Company during the twelve-month period prior to the initial filing date of the public offering, plus the number of common equivalent shares which became issuable during the same period pursuant to the grant of stock options (using the treasury stock method and the proposed public offering price), have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented. Convertible preferred stock issued and outstanding is treated as if converted to common stock on their respective dates of original issuance.

      USE OF ESTIMATES:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                                   Continued

                    SCOPUS TECHNOLOGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 -------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      ACCOUNTING FOR STOCK-BASED COMPENSATION:

      In October 1995, Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," (FAS 123) was issued and is effective for the Company's 1997 fiscal year. The Company intends to continue to account for employee stock options in accordance with APB Opinion No. 25 and will make the pro forma disclosures required by FAS 123 in fiscal 1997.

3. CONCENTRATIONS OF CREDIT RISK:

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and other short-term investments. The Company has a policy to address the quality and amount of investments to be placed with financial institutions. The Company places its temporary cash investments primarily with two financial institutions.

      The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well established companies. Unbilled receivables of $1,862,000 were included in the accounts receivable balance as of March 31, 1996. There were no unbilled receivables as of March 31, 1995. Five customers accounted for approximately 40% and 32%, of the billed accounts receivable balance at March 31, 1995 and 1996.

      Pursuant to an agreement with a customer, the Company sold a software application preinstalled on personal computer hardware. This agreement also required the Company to provide support services in connection with the software. Approximately 12% and 3% of total revenues were generated pursuant to this agreement in fiscal 1994 and 1995, respectively. During fiscal 1996, revenues from this agreement were less than 0.5% of total revenues. As of March 31, 1996, this agreement is no longer in effect.

                                   Continued

                    SCOPUS TECHNOLOGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                --------------


4.   PROPERTY AND EQUIPMENT:


     Property and equipment, at March 31, 1995 and 1996, consisted of the following (in thousands):

                                                       1995    1996
                                                     -------  ------
      Computer equipment and software                 $1,742  $3,484

      Furniture and fixtures                             493     740

      Leasehold improvements                              43      70
                                                      ------  ------
                                                       2,278   4,294

      Less accumulated depreciation and amortization    (620) (1,560)
                                                      ------  ------
           Total property and equipment, net          $1,658  $2,734
                                                      ======  ======

                                   Continued

                   SCOPUS TECHNOLOGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ------------

5. INCOME TAXES:

     The components of the provision for income taxes, for the years ended March 31, 1994, 1995, and 1996 are as follows (in thousands):

                                          1994   1995   1996
                                          ----   ----   ----

   Federal:

      Current                             $240   $565  $1,200

      Deferred                            (120)  (130)   (335)
                                         -----  -----  ------
                                           120    435     865
                                         -----  -----  ------

   State:

      Current                               39    129     283

      Deferred                             (28)    (8)    (22)
                                         -----  -----  ------
                                            11    121     261
                                         -----  -----  ------
   Foreign - current                        -      16      43
                                         -----  -----  ------
             Provision for income taxes  $ 131  $ 572  $1,169
                                         =====  =====  ======

The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

                                                                Years ended March 31,
                                                                ---------------------
                                                                 1994    1995    1996
                                                               -------  ------  ------
      Statutory federal income tax rate                         34.0%    34.0%   34.0%

      State taxes, net of federal income tax benefit             6.1      6.1     6.1

      Utilization of research and development credits          (18.0)    (7.6)   (4.1)

      Other                                                     (3.3)     4.5     1.0
                                                               ------   ------   -----
                                                                18.8%    37.0%   37.0%
                                                               ======   ======   =====

                                   Continued

                   SCOPUS TECHNOLOGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  -----------

5.   INCOME TAXES, CONTINUED:

     Significant components of the Company's deferred tax balances are as follows (in thousands) :

                                                   March 31,
                                              --------------------
                                                1995        1996
                                              --------    --------

   Deferred tax assets:

      Current:

        Accrued employee benefits                $  81      $  161

        Allowance for doubtful accounts            140         267

        Deferred rent                               52          30

        State taxes                                 48          94

        Capital loss carryforward                    -          22

      Noncurrent - prepaid royalties                 -          83
                                                 -----      ------
          Total deferred tax assets                321         657
                                                 -----      ------
   Deferred tax liabilities:

      Noncurrent - property and equipment          (32)        (11)
                                                 -----      ------
          Total deferred tax liabilities           (32)        (11)
                                                 -----      ------
            Net deferred tax assets              $ 289      $  646
                                                 =====      ======

                                   Continued

                   SCOPUS TECHNOLOGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  -----------

6.   ACCRUED LIABILITIES:

     Accrued liabilities at March 31, 1995 and 1996 consist of the following (in thousands):

                                   1995        1996
                                  ------      ------


      Commissions                 $  423      $  842

      Employee compensation          389         635

      Employee withholdings            -         359

      Sales and use tax              105          98

      Consulting                     303           -

      Royalties                        -         134

      Other                          338         476
                                  ------      ------
             Total                $1,558      $2,544
                                  ======      ======

7.   LINE OF CREDIT:

     As of March 31, 1996, the Company had a $4,000,000 line of credit agreement with a bank under which there were no amounts outstanding. Advances under the line accrue interest at the bank's prime rate plus 1.0% per annum as of March 31, 1996, and are collateralized by substantially all of the Company's assets. The line of credit agreement contains restrictive covenants, including minimum profitability levels and maintenance of specified levels of tangible net worth and certain financial ratios. The line of credit agreement also prohibits the payment of cash dividends.

                                   Continued

                    SCOPUS TECHNOLOGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ---------------

8. COMMITMENTS:

     LEASES:

     The Company leases administrative and sales offices under noncancellable operating leases and subleases expiring through March 2001. Total rent expense for the years ended March 31, 1994, 1995, and 1996 aggregated $217,000, $648,000, and $859,000, respectively. Minimum future rental payments under these operating leases as of March 31, 1996, are as follows (in thousands):

            Fiscal years ending March 31:

              1997                               $  910
              1998                                  789
              1999                                  788
              2000                                  460
              2001                                   79
                                                 ------
                                                 $3,026
                                                 ======

     ROYALTY FEES:

     Pursuant to Value Added Remarketer Agreements with various vendors, the Company has the right to embed certain vendor products in its own software. In exchange for this right, the Company is required to pay royalty fees on the portion of the sale related to the vendor's software. For the years ended March 31, 1994, 1995 and 1996 the Company incurred $171,000, $223,000 and $286,000, respectively, in royalty fee expense.

9.   PREFERRED STOCK:

     At March 31, 1996, the Company was authorized to issue 2,500,000 shares of preferred stock. No preferred stock was issued or outstanding at March 31, 1996.

     In November 1992, the Company issued 1,590,910 shares of Series A preferred stock for proceeds of $1,400,000.

                                   Continued

                   SCOPUS TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------

9.   PREFERRED STOCK, CONTINUED:

     In June 1994, 1,263,333 shares of Series B-1 preferred stock were issued at a price of $3.00 per share for proceeds of $3,769,000, net of issuance costs of $21,000. In conjunction with this issuance, the purchasers received warrants to purchase up to 315,833 shares of Series B-2 preferred stock. The warrants were exercisable, at an exercise price of $4.00 per share. In connection with the initial public offering of the Company's common stock, warrants to purchase 34,167 shares of Series B-2 preferred stock, were exercised for cash. 187,776 shares of Series B-2 preferred stock were issued upon the cashless exercise of the remaining 281,666 warrants. All outstanding shares of mandatorily redeemable convertible preferred stock, Series A, and convertible preferred stock, Series B, were automatically converted into common stock upon the closing of the offering.

10.   STOCK OPTIONS:

     In December 1991, the Company adopted the 1991 Stock Option Plan (the Plan) under which eligible employees, directors, and consultants can receive options to purchase shares of the Company's common stock at a price generally not less than 100% and 85% of the fair value of the common stock on the date of the grant for incentive stock options and nonstatutory stock options, respectively. Stock purchase rights may also be granted under the Plan. The Plan, as amended in September 1995, allows for the issuance of a maximum of 3,200,000 shares of the Company's common stock. This number of shares of common stock has been reserved for issuance under the Plan. The options granted under the Plan are exercisable over a maximum term of ten years from the date of grant and generally vest in various installments over a four-year period.

                                   Continued

                   SCOPUS TECHNOLOGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   -----------

10.  STOCK OPTIONS, CONTINUED:

     A summary of the activity under the Plan is set forth below:

                                                           Options Outstanding
                                       Shares         -------------------------------
                                      Available        Number of           Exercise
                                      for Grant         Shares               Price
                                      ---------       ----------         ------------
      Balance at March 31, 1993       1,273,281          855,000         $0.008-0.816
      Granted                          (834,000)         834,000             0.816
      Exercised                              -        (1,028,999)         0.008-0.816
      Forfeited                         398,250         (398,250)         0.570-0.816
                                     ----------       ----------         ------------
      Balance at March 31, 1994         837,531          261,751             0.816
      Granted                          (351,750)         351,750             0.816
      Exercised                              -           (37,976)            0.816
      Forfeited                         106,381         (106,381)            0.816
                                     ----------       ----------         ------------
      Balance at March 31, 1995         592,162          469,144             0.816
      Authorized                      1,063,907               -               -
      Granted                        (1,119,675)       1,119,675          0.816-14.50
      Exercised                              -           (90,653)            0.816
      Forfeited                         147,473         (147,473)         0.816-12.00
                                     ----------       ----------         ------------
      Balance at March 31, 1996         683,867        1,350,693         $0.816-14.50
                                     ==========       ==========         ============
      Exercisable at March 31, 1996                      278,189          $0.816-6.80
                                                      ==========         ============

In compliance with the terms of the Plan, the Company entered into a restricted stock purchase agreement in March 1994 with one of its executives. The executive had previously been granted options to purchase an aggregate of 850,000 shares of common stock of the Company. Pursuant to the March agreement, the executive exercised all the options, subject to the original vesting schedule. At March 31, 1996, all such shares were vested.

                                   Continued

                    SCOPUS TECHNOLOGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              -------------------


10.   STOCK OPTIONS, CONTINUED:

      The Company has recorded deferred compensation of $367,000 for options granted during the year ended March 31, 1996. This deferred compensation is amortized ratably over the vesting period of the related options.

      1995 EMPLOYEE STOCK PURCHASE PLAN:

      In September 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 200,000 shares of the Company's common stock has been reserved for issuance under the Purchase Plan. The Purchase Plan enables eligible employees to purchase common stock at 85% of the lesser of the fair market value of: (i) the shares at the participant's entry date into a one-year offering period, or (ii) the end of each six-month segment within such offering period. No shares were issued under the purchase plan during fiscal 1996.

      1995 OUTSIDE DIRECTORS STOCK OPTION PLAN:

      In September 1995, the Company adopted a stock option plan for non-employee members of its Board of Directors pursuant to which 75,000 shares of the Company's common stock have been reserved for issuance. No options had been granted under the plan as of March 31, 1996.

11.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      During fiscal 1994 and 1996, the Company entered into agreements whereby they exchanged their software products and services for a three year sublease of office space and software products and services of another company, respectively. The Company recorded the assets received and the revenue on these transactions in accordance with their accounting policies. The dollar amount of those transactions were approximately $220,000 and $225,000 for the years ended March 31, 1994 and 1996 respectively. During fiscal 1995, the Company wrote off the remaining unamortized balance of $128,000 as the office space was no longer being utilized.

                                   Continued

                   SCOPUS TECHNOLOGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               -----------------


11.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION, CONTINUED:

      In conjunction with the initial public offering, all shares of Series A and B preferred stock were automatically converted to common stock. Additionally, 281,666 Series B-2 warrants were exercised on a net exercise basis for 187,776 shares of common stock.

      Other supplemental cash flow information is as follows (in thousands):

                                        1994   1995   1996
                                        ----   ----   ----

       Cash paid during the year for:
        Interest                          $32    $16    $22
                                       ====== ====== ======
        Income taxes                      $92   $702 $1,071
                                       ====== ====== ======


12.   401(K) SAVINGS PLAN:

      The Company adopted a 401(k) plan for employees on April 1, 1994. All employees who meet certain service requirements are eligible to participate. Matching contributions are at the discretion of the Company. As of March 31, 1996, the Company had not elected to make any discretionary contributions.

13.   SUBSEQUENT EVENT:

      In April 1996, the Company entered into a distribution agreement under which the other party will distribute the Company's software products in the Hong Kong, China and Taiwan markets. In April 1996, the Company advanced $200,000 to the other party under the above agreement to finance product localization and organizational costs .

                   SCOPUS TECHNOLOGY, INC. AND SUBSIDIARIES

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


Allowance for Doubtful Accounts (in thousands):

                                                  Additions
                                            ----------------------
                               Balance at   Charged to  Charged to
                               Beginning    Costs and     Other                      Balance at
 Description                   of Period    Expenses    Accounts     Deductions     End of Period
 ----------------              ---------    --------    ----------   ----------     -------------

Year Ended March 31, 1994               -      $  196            -         $ (46)         $150
Year Ended March 31, 1995            $150         551            -          (352)          349
Year Ended March 31, 1996             349       1,072            -          (756)          665

                               INDEX TO EXHIBITS


   Exhibit
   Number                      Description of Document
   -------                     -----------------------

      3.1                     Restated Articles of Incorporation of
                              the Company.

      3.4 *                   Bylaws of the Company.

      4.1 *                   Specimen Common Stock Certificate of
                              the Company.

     10.1 *                   Form of Indemnification Agreement.

     10.2 *  (1)              1991 Stock Option Plan and form of
                              Stock Option Agreement.

     10.3 *  (1)              Employee Stock Purchase Plan and form
                              of subscription agreement.

     10.4 *  (1)              Director Stock Option Plan.

     10.5 *                   Amended and Restated Rights Agreement
                              dated as of Jun 10, 1994 by and among
                              the Company and certain investors.

     10.6 *                   Watergate Office Lease between
                              Watergate Tower Associates and the
                              Company dated as of August 22, 1994, as
                              amended by Amendment thereto dated
                              April 1995.

     10.7 *                   Business Loan Agreement between the
                              Company and Silicon Valley Bank dated as of August
                              7, 1992, as amended by  Loan Modification Agreement of
                              September 19, 1995.

     11.1                     Computation of Earnings per Share.

     21.1                     Subsidiaries of the Company.

     23.1                     Consent of Coopers & Lybrand L.L.P.,
                              Independent Auditors.

     24.1                     Power of Attorney (see page 24).

     27                       Article 5 of Regulation S-X

- --------------

* Incorporated by reference from the Company's Registration Statement on Form SB-2 (file number 33-97674-LA), as amended, filed on October 2, 1995.

(1) Management contract or compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(c) of this report.