Form 10-Q
period 1996-06-30
SCOPUS TECHNOLOGY INC
filed 1996-08-14
CIK 894705

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.    20549

                           -------------------------

                                   FORM 10-Q
                                   (Mark one)

         [X]  Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED JUNE 30, 1996

        [ ]    Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                         Commission file number 0-26948

                         ------------------------------

                            SCOPUS TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)

          CALIFORNIA                                        94-3134998
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                          1900 POWELL ST., 7TH FLOOR
                             EMERYVILLE, CA  94608
              (Address of principal executive offices & zip code)

                REGISTRANT'S TELEPHONE NUMBER:  (510)-597-5800

                ----------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X    No
                                   ---

    There were 11,876,147 shares of the registrant's $.001 par value Common
                    Stock outstanding as of June 30, 1996.

                            SCOPUS TECHNOLOGY, INC.

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----

PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets                                 3

     Condensed Consolidated Statements of Operations                       4

     Condensed Consolidated Statements of Cash Flows                       5

     Notes to Condensed Consolidated Financial Statements                  6

   Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations            7

PART II.  OTHER INFORMATION

   Item 6.  List of Exhibits and Reports on Form 8-K                      13

SIGNATURES                                                                14

INDEX TO EXHIBITS                                                         15

                    SCOPUS TECHNOLOGY, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                            (Amounts in thousands)




                                                  MARCH 31,  JUNE 30,
               ASSETS                               1996       1996
               ------                             ---------  --------
 Current assets:
  Cash and cash equivalents                        $21,792   $23,733
  Short term investments                             7,462     5,303
  Accounts receivable, net                           7,530     8,957
  Prepaid expenses and other                           648       696
  Deferred income taxes                                574       834
                                                   -------   -------
     Total current assets                           38,006    39,523
 Property and equipment, net                         2,734     3,648
 Other assets                                          841     1,147
                                                   -------   -------

     Total assets                                  $41,581   $44,318
                                                   =======   =======

  LIABILITIES AND SHAREHOLDERS EQUITY
  -----------------------------------

 Current liabilities:
  Accounts payable                                 $ 1,561   $ 2,497
  Accrued liabilities                                2,544     2,525
  Income taxes payable                                 740        61
  Deferred revenue                                   3,270     3,660
                                                   -------   -------

     Total current liabilities                       8,115     8,743
 Deferred income taxes                                  11         8
                                                   -------   -------
     Total liabilities                               8,126     8,751
                                                   -------   -------

 Shareholders' equity:
  Capital stock                                     29,685    30,949
  Retained earnings                                  3,770     4,618
                                                   -------   -------

     Total shareholders equity                      33,455    35,567
                                                   -------   -------

     Total liabilities and shareholders equity     $41,581   $44,318
                                                   =======   =======

                            See accompanying notes

                    SCOPUS TECHNOLOGY, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Amounts in thousands, except per share data)

                                            THREE MONTHS ENDED
                                                 JUNE 30,
                                            ------------------
                                             1995        1996
                                            ------      ------
 Revenues:
  Licenses                                  $ 3,667    $ 7,381
  Services and maintenance                    2,445      2,922
                                            -------    -------

   Total revenues                             6,112     10,303
                                            -------    -------

 Cost of revenues:
  Licenses                                      122        595
  Services and maintenance                    2,516      1,961
                                            -------    -------

   Total cost of revenues                     2,638      2,556
                                            -------    -------

 Gross margin                                 3,474      7,747
                                            -------    -------

 Operating expenses:
  Sales and marketing                         1,995      4,061
  Research and development                    1,024      1,780
  General and administrative                    363        850
                                            -------    -------

   Total operating expenses                   3,382      6,691
                                            -------    -------

 Income from operations                          92      1,056
 Other income, net                               37        311
                                            -------    -------

 Income before provision for income taxes       129      1,367
 Provision for income taxes                      48        519
                                            -------    -------

 Net income                                 $    81    $   848
                                            =======    =======

 Net income per share                       $  0.01       0.07
                                            =======    =======

 Shares used in per share computation        10,577     12,740
                                            =======    =======

                            See accompanying notes

                    SCOPUS TECHNOLOGY, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Amounts in thousands)

                                                         THREE MONTHS ENDED
                                                               JUNE 30,
                                                         ------------------
                                                            1995      1996
                                                            ----      ----
 Cash flows from operating activities:
  Net income                                             $    81    $   848
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
   Depreciation and amortization                             188        377
   Non-cash charges (credits), net                          (170)       462
   Changes in assets and liabilities:
    (Increase) in accounts receivable                     (1,132)    (1,427)
    (Increase) in prepaid expenses and taxes                (143)      (354)
    Decrease (Increase) in deferred income taxes              50       (263)
    Increase in accounts payable                             656        936
    (Decrease) Increase in accrued liabilities               279        (19)
    (Decrease) in income taxes payable                      (273)      (679)
    Increase in deferred revenue                             218        390
                                                         -------    -------

  Net cash provided by (used in) operating activities       (246)       271
                                                         -------    -------

 Cash flows used in investing
  activities:
  Purchase of investments                                      -        (43)
  Proceeds from investments                                    -      2,200
  Purchases of property and equipment                       (350)    (1,080)
  Proceeds from disposal of fixed assets                       -          5
                                                         -------    -------

  Net cash provided by (used in) investing activities       (350)     1,082
                                                         -------    -------

 Cash flows from financing activities:
  Proceeds from exercise of common stock options               5        159
  Proceeds from stock purchased under employee plan            -        429
                                                         -------    -------

  Net cash provided by financing activities                    5        588
                                                         -------    -------

  Net increase (decrease) in cash and cash equivalents      (591)     1,941

 Cash and cash equivalents at beginning of year            3,001     21,792
                                                         -------    -------

 Cash and cash equivalents at end of period              $ 2,410    $23,733
                                                         =======    =======

                            See accompanying notes

                    SCOPUS TECHNOLOGY, INC. AND SUBSIDIARY
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the three months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Report on Form 10-K for the year ended March 31, 1996.


NOTE 2. INCOME TAXES

As a result of employee stock option exercises during the quarter ended June 30, 1996, the Company recognized approximately $604,000 in a tax benefit. This benefit was credited directly to shareholder's equity and, was not reflected in the tax provision shown on the Consolidated Statements of Operations in accordance with generally accepted accounting principles.

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The discussion and analysis below contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under Overview and Other Factors that may Affect Future Performance and elsewhere in this report.

OVERVIEW

  The Company's quarterly operating results have varied substantially in the past and are likely to vary substantially from quarter to quarter in the future due to a variety of factors. In particular, the Company's period-to-period operating results are significantly dependent upon the timing of the closing of large license agreements. In this regard, the purchase of the Company's products can require a significant capital investment from a potential customer which the customer generally views as a discretionary cost that can be deferred or canceled due to budgetary or other business reasons. Estimating future revenues is also difficult because the Company ships its products soon after an order is received and as such does not have a significant backlog. Thus, quarterly license revenues are heavily dependent upon orders received and shipped within the same quarter. Moreover, the Company has generally recorded 50% to 70% of its total quarterly revenues in the third month of a quarter, with a concentration of these revenues in the last half of that third month. This concentration of revenues is influenced by customer tendencies to make significant capital expenditures at the end of a fiscal quarter. The Company expects these revenue patterns to continue for the foreseeable future. In addition, quarterly license revenues are also dependent on the timing of revenue recognition, which can be affected by many factors, including the timing of customer installations and the fulfillment of acceptance criteria. In this regard the Company has from time to time experienced delays in recognizing revenues with respect to certain orders. Despite the uncertainties in its revenue patterns, the Company's operating expenses are based upon anticipated revenue levels and such expenses are incurred on an approximately ratable basis throughout the quarter. As a result, if expected revenues are deferred or otherwise not realized in a quarter for any reason, the Company's business, operating results and financial condition would be materially adversely affected.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated the percentage of total revenues represented by, and the period to period changes in, the Company's consolidated statements of operations:


                                                                     PERIOD TO PERIOD CHANGE
                                                                    ------------------------
                                       THREE MONTHS ENDED                THREE MONTHS
                                            JUNE 30,                     1996 COMPARED
                                        1995       1996                    TO 1995
                                       -------    -------            -----------------------
Revenues:
   Licenses                               60.0%      71.6%                    101.3%
   Services and maintenance               40.0       28.4                      19.5
                                       -------    -------                   -------
          Total revenues                 100.0      100.0                      68.6
                                       -------    -------                   -------

Cost of revenues:
   Licenses                                2.0        5.8                     387.7
   Services and maintenance               41.2       19.0                     (22.1)
                                       -------    -------                   -------
          Total cost of revenues          43.2       24.8                      (3.1)
                                        -------    -------                   -------

Gross margin                              56.8       75.2                     123.0
                                       -------    -------                   -------

Operating expenses:
   Sales and marketing                    32.6       39.4                     103.6
   Research and development               16.8       17.3                      73.8
   General and administrative              5.9        8.3                     134.2
                                       -------    -------                   -------
          Total operating expenses        55.3       65.0                      97.8
                                       -------    -------                   -------

Income from operations                     1.5       10.2                    1047.8
Other income, net                          0.6        3.0                     740.5
                                       -------    -------                   -------
Income before provision for
   income taxes                            2.1       13.2                     959.7
Provision for income taxes                 0.8        5.0                     981.3
                                       -------    -------                   -------
Net income                                 1.3%       8.2%                    946.9%
                                       =======    =======                   =======

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

  Licenses. License revenues increased 101% to $7.4 million for the quarter ended June 30, 1996, up from $3.7 million for the comparable period of 1995. This increase was attributable to increased market demand for the Company's products, continuing enhancement and increasing breadth of the Company's product offerings and expansion of the Company's sales and marketing organizations, and consisted of increased sales to both new and existing customers as well as increases in sales to new industry segments.

  Services and Maintenance. Services and maintenance revenues increased 20% to $2.9 million in the period ended June 30, 1996, up from $2.4 million for the comparable period of 1995. Typically, increases in license revenues provide the Company with increases in revenues from maintenance, training and consulting services in subsequent periods. In the period ended June 30, 1995, the Company's service revenues included significant billing for consuting services provided by third party consultants which, in several instances, the Company determined could not be profitably performed. Therefore, in 1995 the Company established relationships with certain third party providers to allow these providers to directly service and bill the Company's customers. As a result, the growth of overall services and maintenance revenues slowed in relation to license revenues as the mix of services and maintenance revenues fell from 40% in the three months ended June 1995 to 28% in the comparable period of 1996. See "Cost of Revenues - Services and Maintenance."

COST OF REVENUES

     Licenses. Cost of license revenues consists primarily of royalty and other payments to third party vendors and costs of product media, duplication and packaging. Cost of licenses increased 388% to $595,000 in the three months ended June 30, 1996, up from $122,000 for the comparable period in 1995. This was an increase from 3% to 8% as a percentage of total license revenues. These increases were primarily the result of an increase in royalties and other payments to third party software vendors for products required by certain customers in combination with licenses of the Company's products. Although the Company does not expect revenues and costs from the distribution of third party software products to be significant in future periods, period to period fluctuations may occur and the Company's gross margins and net operating margins could be materially adversely affected.

  Services and Maintenance. Cost of services and maintenance fell 22% for the quarter ended June 30, 1996, to $2.0 million, down from $2.6 million for the same period in 1995. The gross margin provided by services and maintenance revenues improved from a loss of 3% in 1995 to a contribution of 33% in 1996. This improvement is the result of several management initiatives undertaken by the Company with respect to its consulting services. The Company added new management, established relationships with third party consulting firms that allow those firms to work directly with the Company's customers, established new procedures for estimating the scope of consulting projects and shifted the pricing responsibility for that work to its consulting services organization.

OPERATING EXPENSES

  Sales and Marketing. Sales and marketing expenses increased 104% to $4.1 million in the three months ended June 30, 1996, up from $2.0 million in the three months ended June 30, 1995, increasing to 39% from 33% of total revenues, respectively. The increase in dollar amount and in the percentage of revenue of such spending in the 1996 period is attributable to the Company's continued expansion of its direct sales force in the U.S. and Europe and increased marketing activities to support the Company's expanded product line. The Company is in the process of significantly increasing direct sales and marketing expenditures to address certain international and vertical markets. As a result, such expenses may increase as a percentage of total revenues in future periods.

  Research and Development. Research and development expenses increased 74% to $1.8 million in the quarter ended June 30, 1996, up from $1.0 million in the quarter ended June 30, 1995, which represented 17% of total revenues in both periods. The increase in research and development spending in fiscal 1996 was primarily the result of increased staffing of software engineers in connection with expansion and enhancement of the Company's product line and its quality assurance and testing organization.

  Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release have not been material and therefore have not been capitalized in accordance with Statement of Financial Accounting Standards No. 86. All research and development costs are expensed as incurred.

  General and Administrative. General and administrative expenses increased 134% to $850,000 in the three months ended June 30, 1996, up from $363,000 in the three months ended June 30, 1995, increasing to 8% from 6% of total revenues in the respective periods. These increases were primarily due to increased staffing and related expenditures required to support the Company's growth.

  Other Income, Net. Other income, net, increased to $311,000 in the three months ended June 30, 1996, up from $37,000 in the three months ended June 30, 1995. The increase was primarily due to investment income earned on the proceeds from the Company's initial public offering in November 1995.

  Provision for Income Taxes. The effective tax rate was 37.2% and 38% for the three month periods ended June 30, 1995 and 1996, respectively. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The effective income tax rate differs from the statutory income tax rate primarily due to the utilization of research and development credits in the 1995 period and tax exempt investment income in the 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

  The Company generated $271,000 of cash from operations for the three months ended June 30, 1996. The primary contributors to positive cash flow were net income, depreciation and amortization, non-cash charges and increases in the balances of accounts payable and deferred revenue. Increases in accounts receivable and other prepaid expenses and a decrease in income taxes payable partially offset those positive contributions. For the three month period ended June 30, 1996, the Company's investing activities provided $1.1 million, primarily from $2.2 million provided from proceeds from investments which was partially offset by a use of $1.1 million for purchases of computer hardware and software and leasehold improvements.

  From March 31, 1996, to June 30, 1996, accounts receivable increased from $7.5 million to $9.0 million and deferred revenues increased from $3.3 million to $3.7 million. The levels of accounts receivables at each quarter end will be affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms. In addition, the company from time to time enters into license agreements with customers with extended payment terms.

  As of June 30, 1996, the Company had $29.0 million of cash, cash equivalents and short term investments and $30.8 million of working capital. The Company also has available a $4.0 million bank line of credit which is secured by the assets of the Company and expires on August 31, 1996. As of June 30, 1996, there were no amounts outstanding under this credit agreement.

  The Company believes that existing cash balances, cash flows from operations, and available borrowings under its credit facility will be sufficient to meet its needs for at least the next twelve months. Although future operating activities may provide working capital in certain periods, any future growth by the Company may require the Company to obtain additional equity or debt financing of which there can be no assurances that it will be available if and when needed.

OTHER FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

  Variability of Operating Results; Uncertainty of Future Operating Results. As discussed earlier, the Company's revenues have in the past and may in the future vary greatly from quarter to quarter. Further, while revenues may vary, expenses are generally committed at the beginning of each quarter based on revenue expectation. Therefore, a variety of internal and external factors can impact the timing and recognition of revenues and could have a material adverse effect on operating results. In addition, while efforts to improve the gross margin of services and maintenance revenues have yielded positive results, there can be no assurances that in the future the Company will not again experience reduced margins in this area.

  Competition. The customer information management software market is relatively new, intensely competitive, highly fragmented, subject to rapid change and highly sensitive to new product introductions and marketing efforts by industry participants. The Company competes with a variety of other companies depending on the target market for their products. There can be no assurance that the Company can continue to compete successfully against current or future competitors or that this competition will not materially affect the Company's operating results.

  Management of Growth. The Company's business has continued to expand rapidly. The Company will continue to be dependent upon its ability to attract, hire and retain skilled employees for whom there is considerable market competition. Further, as these new employees are hired, additional strains will be placed on the Company's management, reporting and control systems.

  Emerging Markets. The Company's future financial performance will depend in large part on the growth in demand for individual customer information management applications as well as the number of organizations adopting comprehensive customer information systems for their client/server computing environments. The market for these products is relatively new and undeveloped. If the market for these products fails to develop or develops more slowly than expected, the Company's operating results could be materially adversely affected.

  Rapid Technological Change; Dependence on Product Development. The market for the Company's products is characterized by rapid technological advances and evolving industry standards. The Company is currently investing significant resources in product development and expects to continue to do so in the future. However, there can be no assurance that the Company will be successful in continuing to develop and market, on a timely and cost-effective basis, fully functional products or product enhancements that meet evolving market demands.

  Expansion of International Operations; Foreign Currency Fluctuations. An important element of the Company's strategy is to expand its international operations. Currently, less than 10% of the Company's revenues are from international operations. There is risk that the Company will be unsuccessful in expanding its international business or its international business may expand more slowly than expected. Further, international expansion will subject the Company to the greater risks inherent in international operations, such as fluctuations in foreign currency exchange rates, higher taxes and duties and the challenge of managing more global operations. Any of these risks could materially adversely impact operating results.

PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

         List of Exhibits
         ----------------

             11.1 Statement of Computation of Net Income per Share

             27   Article 5 of Regulation S-X


         Reports on Form 8-K:  None
         --------------------------

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            SCOPUS TECHNOLOGY, INC.
                            -----------------------
                                 (Registrant)


Dated: August 13, 1996
                             /s/ Ori Sasson
                             ------------------------------------
                             Ori Sasson
                             Chairman of the Board, President and
                             Chief Executive Officer
                             (Principal Executive Officer)




                             /s/ Michele L. Axelson
                             -----------------------------------
                             Michele L. Axelson
                             Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

                            SCOPUS TECHNOLOGY, INC.

                               INDEX TO EXHIBITS


Exhibit         Description                                             Page
- -------         -----------                                             ----

11.1            Statement of Computation of Net Income per Share         16

27              Financial Data Schedule                                  17