Form 10-Q
period 1996-09-30
SCOPUS TECHNOLOGY INC
filed 1996-11-14
CIK 894705

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------

                                   FORM 10-Q

                                  (Mark one)

          [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

          [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission file number 0-26948

                              ------------------

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

                              ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes   X  No ______
                                   -----

 There were 11,926,521 shares of the registrant's $.001 par value Common Stock outstanding as of September 30, 1996.

                            SCOPUS TECHNOLOGY, INC.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheet                                     3

     Condensed Consolidated Statement of Operations                           4

     Condensed Consolidated Statement of Cash Flows                           5

     Notes to Condensed Consolidated Financial Statements                     6


  Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of Operations                 7


PART II. OTHER INFORMATION

  Item 6.  List of Exhibits and Reports on Form 8-K                          20

SIGNATURES                                                                   21

INDEX TO EXHIBITS                                                            22

               SCOPUS TECHNOLOGY, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET
                            (Unaudited)
                       (Amounts in thousands)

                                           March 31,   September 30,
                                             1996          1996
                                           ---------   -------------
                 ASSETS
                 ------

Current assets:
  Cash and cash equivalents                  $21,792      $17,411
  Short term investments                       7,462       10,701
  Accounts receivable, net                     7,530       11,453

  Prepaid expenses and other                     648          761
  Deferred income taxes                          574        1,103
                                             -------      -------


  Total current assets                        38,006       41,429
Property and equipment, net                    2,734        5,306
Other assets                                     841        1,607
                                             -------      -------

  Total assets                               $41,581      $48,342
                                             =======      =======

LIABILITIES, MANDATORILY REDEEMABLE
  CONVERTIBLE PREFERRED STOCK AND
     SHAREHOLDERS EQUITY
-----------------------------------

Current liabilities:
  Accounts payable                           $ 1,561      $ 2,779
  Accrued liabilities                          2,544        3,601
  Income taxes payable                           740          839
  Deferred revenue                             3,270        3,663
                                             -------      -------

  Total current liabilities                    8,115       10,882
  Deferred tax liabilities                        11            -
                                             -------      -------
  Total liabilities                            8,126       10,882
                                             -------      -------

Mandatorily redeemable convertible
 preferred stock                                   -            -
                                             -------      -------

Shareholders' equity:
  Capital stock                               29,956       31,521
  Retained earnings                            3,499        5,939
                                             -------      -------

  Total shareholders' equity                  33,455       37,460
                                             -------      -------

  Total liabilities, mandatorily
   redeemable preferred stock
   and shareholders' equity                  $41,581      $48,342
                                             =======      =======


                            See accompanying notes

                    SCOPUS TECHNOLOGY, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                 (Amounts in thousands, except per share data)

                                           Three Months Ended    Six Months Ended
                                             September 30,        September 30,
                                           ------------------   ------------------
                                            1995       1996      1995       1996
                                           -------    -------   -------    -------
Revenues:
  Licenses                                 $ 4,037    $10,043   $ 7,704    $17,424
  Services and maintenance                   1,900      3,458     4,345      6,380
                                           -------    -------   -------    -------

  Total revenues                             5,937     13,501    12,049     23,804
                                           -------    -------   -------    -------

Cost of revenues:
  Licenses                                     504        244       626        839
  Services and maintenance                   1,511      2,217     4,028      4,178
                                           -------    -------   -------    -------

  Total cost of revenues                     2,015      2,461     4,654      5,017
                                           -------    -------   -------    -------

Gross margin                                 3,922     11,040     7,395     18,787
                                           -------    -------   -------    -------

Operating expenses:
  Sales and marketing                        2,056      5,642     4,051      9,703
  Research and development                   1,259      2,080     2,283      3,860
  General and administrative                   390      1,201       752      2,050
                                           -------    -------   -------    -------

  Total operating expenses                   3,705      8,923     7,086     15,613
                                           -------    -------   -------    -------

Income from operations                         217      2,117       309      3,174
Other income, net                               14        265        51        576
                                           -------    -------   -------    -------

Income before provision for income taxes       231      2,382       360      3,750
Provision for income taxes                      85        881       133      1,401
                                           -------    -------   -------    -------

Net income                                 $   146    $ 1,501   $   227    $ 2,349
                                           =======    =======   =======    =======

Net income per share                       $  0.01    $  0.12   $  0.02    $  0.18
                                           =======    =======   =======    =======

Shares used in per share computation        10,925     12,773    10,786     12,757
                                           =======    =======   =======    =======

                            See accompanying notes

                    SCOPUS TECHNOLOGY, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Amounts in thousands)

                                                     Six Months Ended
                                                       September 30,
                                                    -------------------
                                                      1995        1996
                                                    -------     -------
Cash flows from operating activities:
 Net income                                         $   227     $ 2,349
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                         399         830
  Noncash charges                                      (151)        429
  Changes in assets and liabilities:
   (Increase) in accounts receivable                 (2,438)     (3,923)
   Decrease (Increase) in prepaid
    expenses and other                                 (171)       (893)
   (Increase) in deferred income taxes                   24        (526)
   Increase in accounts payable                         248       1,218
   Increase in accrued liabilities                      153       1,057
   (Decrease) Increase in income taxes
    payable                                            (207)         99
   Increase in deferred revenue                       1,043         393
                                                    -------     -------
 Net cash provided by operating
  activities                                           (873)      1,033
                                                    -------     -------
Cash flows used in investing activities:
 Purchase of investments                                  -      (8,138)
 Proceeds from sale of investments                      555       4,894
 Purchases of property and equipment                   (605)     (2,869)
 Proceeds from disposal of fixed assets                   3          45
                                                    -------     -------

 Net cash used in investing activities                  (47)     (6,068)
                                                    -------     -------
Cash flows from financing activities:
 Proceeds from exercise of common stock
  options                                                11         654
 Proceeds from initial public offering                    -           -
 (Repayments) borrowings under line of
  credit, net                                             -           -
                                                    -------     -------

 Net cash provided by financing
  activities                                             11         654
                                                    -------     -------

 Net increase in cash and cash
  equivalents                                          (909)      (4381)

Cash and cash equivalents at beginning
 of year                                              3,001      21,792
                                                    -------     -------
Cash and cash equivalents at end of
 period                                             $ 2,092     $17,411
                                                    =======     =======

                            See accompanying notes

                     SCOPUS TECHNOLOGY, INC. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the three and six months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in Scopus Technology, Inc.'s Prospectus dated November 16, 1995.

NOTE 2. INITIAL PUBLIC OFFERING

In November 1995, Scopus Technology, Inc. (the "Company"), completed an initial public offering of 2,760,000 shares of common stock at $12.00 per share. Of this, 2,225,000 were issued by the Company and 535,000 from selling shareholders. The Company received net proceeds of approximately $24.0 million.

In November 1996, the Company filed a registration statement relating to a proposed public offering of 2,000,000 shares of common stock with the Securities and Exchange Commission. Of the total, 1,150,000 shares will be offered by the Company and 850,000 shares will be offered by selling shareholders. An additional 300,000 shares may be offered by selling shareholders pursuant to an over-allotment option granted to the underwriters.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The discussion and analysis below contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth below under "Overview", "Other Factors that may Affect Future Performance" and elsewhere in this report.

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

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated the percentage of total revenues represented by, and the period to period changes in, the Company's consolidated statement of operations:

                                    Three Months Ended      Six Months Ended
                                       September 30,          September 30,
                                    ------------------      ----------------
                                      1995      1996          1995     1996
                                    --------   -------      -------   ------

Revenues:
   Licenses                            68.0%    74.4%         63.9%    73.2%
   Services and maintenance            32.0     25.6          36.1     26.8
                                      -----    -----         -----    -----
          Total revenues              100.0    100.0         100.0    100.0
                                      -----    -----         -----    -----

Cost of revenues:
   Licenses                             8.5      1.8           5.2      3.5
   Services and maintenance            25.4     16.4          33.4     17.6
                                      -----    -----         -----    -----
          Total cost of revenues       33.9     18.2          38.6     21.1
                                      -----    -----         -----    -----

Gross margin                           66.1     81.8          61.4     78.9
                                      -----    -----         -----    -----

Operating expenses:
   Sales and marketing                 34.6     41.8          33.6     40.8
   Research and development            21.2     15.4          19.0     16.2
   General and administrative           6.6      8.9           6.2      8.6
                                      -----    -----         -----    -----
          Total operating expenses     62.4     66.1          58.8     65.6
                                      -----    -----         -----    -----

Income from operations                  3.7     15.7           2.6     13.3
Other income, net                       0.2      2.0           0.4      2.5
                                      -----    -----         -----    -----
Income before provision for
   income taxes                         3.9     17.7           3.0     15.7
Provision for income taxes              1.4      6.6           1.1      5.9
                                      -----    -----         -----    -----
Net income                              2.5%    11.1%          1.9%     9.8%
                                      =====    =====         =====    =====

REVENUES

  The Company recognizes revenue in accordance with the provisions of Statement of Position 91-1 "Software Revenue Recognition." The Company generates revenue primarily from licensing the rights to use its software products to end users and to a lesser extent from sublicense fees from resellers. The Company also generates revenues from consulting, training and maintenance services performed for customers who license its products.

  Revenues from perpetual software license agreements are recognized as revenue upon receipt of an executed license agreement, (or an unconditional purchase order under an existing license agreement), and shipment of the software, if there is no significant post-delivery obligations and collection of the receivables in probable.

  Revenues from maintenance services are recognized ratably over the term of the maintenance periods which is typically one year. If maintenance services are included free of charge or discounted in a license agreement, such amounts are unbundled from the license fee at their fair market value based upon the value established by independent sales of such maintenance services to customers.

  Consulting and training revenues are generally recognized as the services are performed. Consulting services are typically performed under separate service agreements and are usually performed on a time and materials basis. Such services primarily consist of implementation services related to the installation of the Company's products and do not include significant customization to or development of the underlying software code.

  Licenses. License revenues increased 148% from $4.0 million for the three months ended September 30, 1995 to $10.0 million for the three months ended September 30, 1996, representing 68% and 74% of total revenues in the respective periods. License revenues also increased 126% from $7.7 million for the six months ended September 30, 1995 to $17.4 million for the six months ended September 30, 1996 representing 64% and 73% of total revenues in the respective periods. The increase in license revenues was primarily due to increasing market awareness and acceptance of the Company's product offerings, continuing enhancement and increasing breadth of the Company's product offerings, expansion of the company's sales and marketing organization and sales to new industry segments. The increase in license revenues as a percentage of total revenues during both the three and six month periods reflects the company's continued focus on the product side of its business and the increased use of outside third party consulting firms to provide implementation services directly to the Company's customers.

  Services and Maintenance. Services and maintenance revenues increased 82% from $1.9 million for the three months ended September 30, 1995 to $3.5 million for the three months ended September 30, 1996, representing 32% and 26% of total revenues in the respective periods. Services and maintenance revenues also increased 47% from $4.3 million for the six months ended September 30, 1995 to $6.4 million for the six months ended September 30, 1996, representing 36% and 27% of total revenues in the respective periods. The decrease in services and maintenance revenues as a percentage of total revenues reflects the Company's increased use of outside third party consulting firms to provide implementation services directly to the Company's customers and increased out of the box functionality of the Company's products which results in less implementation services related to certain customer installations.

Cost of Revenues

  Licenses. Cost of license consists primarily of royalty and other payments to third party vendors and costs of product media, duplication and packaging. Cost of licenses decreased from $504,000 for the three months ended September 30, 1995 to $244,000 for the three months ended September 30, 1996, representing 12% and 2% of license revenues respectively. Cost of licenses increased from $626,000 for the six months ended September 30, 1995 to $839,000 for the six months ended September 30, 1996 representing 8% and 5% of license revenues in the respective periods. The decrease in cost of licenses in absolute dollars for the three months ended September 30, 1996 and as a percentage of license revenues in both the three month and six month periods in the current fiscal year is primarily a result of lower royalty fees paid to third party software vendors because of a lower level of sales of third party software during these periods compared to the same periods in the prior year. Although the Company does not expect revenues and costs from the distribution of third party software vendors to be significant in future periods, period to period fluctuations in the level of such revenues may occur and the Company's gross margins and results of operations could be materially adversely affected.

  Services and Maintenance. Cost of services and maintenance increased from $1.5 million and $4.0 million for the three month and six month periods ended September 30, 1995 to $2.2 million and $4.2 million for the comparable periods in 1996. Cost of services and maintenance revenues as a percentage of services and maintenance revenues were 80% and 93% for the three month and six month periods ended September 30, 1995 compared to 64% and 65% for the comparable periods in current fiscal year. The decrease in cost of services and maintenance as percentage of services and maintenance revenues reflects improvements in productivity and efficiencies in both the professional service and technical support organizations. Additionally, maintenance revenues as a percentage of total services and maintenance revenues increased during the three and six month periods ended September 30, 1996 and costs associated with providing maintenance services are generally lower as a percentage of revenues than the costs associated with consulting services.

Operating expenses

  Sales and Marketing. Sales and marketing expenses increased from $2.1 million and $4.1 million for the three and six month periods ended September 30, 1995 to $5.6 and $9.7 for the comparable periods in the current fiscal year. Sales and marketing expenses represented 35% and 34% of total revenues for the three month and six month periods ended September 30, 1995 and 42% and 41% for the comparable periods in the current fiscal year. The increase in sales and marketing expenses in absolute dollars and as a percentage of total revenues is primarily the result of costs associated with the expansion of the Company's sales and marketing organization, both domestically and internationally, and the additional investments being made as the Company implements its vertical market strategy.

  Research and Development. Research and development expenses increased from $1.3 million and $2.3 million for the three and six month periods ended September 30, 1995 to $2.1 million and $3.9 million for the comparable periods in the current fiscal year. Research and development expenses represented 21% and 19% of total revenues for the three and six month periods ended September 30, 1995 and 15% and 16% for the comparable periods in the current fiscal year. The increased investment in research and development expenses in absolute dollars primarily reflects increased expenses related to salaries and other expenses for the addition of software engineers and reflects the Company's continued investment in enhancing existing products and developing new product offerings.

  General and Administrative. General and administrative expenses increased from $390,000 and $752,000 for the three and six month periods ended September 30, 1995 to $1.2 million and $2.0 million for the comparable periods in the current fiscal year. General and administrative expenses as a percentage of total revenues were 7% and 6% for the three and six month periods ended September 30, 1995 and 9% for both the three and six month periods in the current fiscal year. The increase in expenses both in absolute dollars and as a percentage of total revenues reflects the Company's decision to continue its investment in the enhancement of infrastructure to support it growth.


LIQUIDITY AND CAPITAL RESOURCES

  In November 1995, the Company completed an initial public offering of 2,760,000 shares of common stock, of which 2,225,000 shares were issued by the Company and 535,000 by selling shareholders, and the Company recorded net proceeds of $23.9 million from such offering. Prior to its initial public offering, the Company funded its operations primarily through private sales of its equity securities and cash generated from operations.

  The Company began to generate cash from operating activities during the last half of fiscal 1995. The Company generated cash of $1.2, $3.4 and $1.0 million from operating activities during fiscal 1995 and 1996 and for the first six months of fiscal 1997, respectively. The increase was primarily a result of increases in net income during the periods which were offset in part by increases in accounts receivables. From March 31, 1995 to September 30, 1996, the Company's accounts receivables increased from $5.6 million to $11.5 million. The increase in accounts receivables resulted from the growth in revenues during the same period. The average days sales outstanding as a ratio of quarter-end accounts receivables to the sum of quarterly revenues decreased during the same period from 87 days at March 31, 1995 to 76 days at September 30, 1996. The levels of accounts receivables at each quarter end will be affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

  During fiscal 1994 and 1995, the Company's principal uses of cash for investing activities were the purchase of fixed assets of $492,000 and $1.5 million, respectively. During fiscal 1996 and for the first half of fiscal 1997, the Company invested $7.5 and $8.1 million, respectively, in short term investments and invested $1.8 and $2.9 million in fixed assets, which related primarily to computer hardware and software to support the growing organization. As of September 30, 1996 there were no significant capital commitments.

  Cash provided by financing activities included $400,000 and $3.8 million from the issuance of preferred stock in fiscal 1994 and 1995, respectively, and in fiscal 1996 consisted primarily of $23.9 million in proceeds from the Company's initial public offering.

  The Company believes that with cash flows from operations and existing cash and cash investments, balances will be sufficient to meet its needs for at least the next twelve months.

OVERVIEW AND OTHER FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

  Variability of Operating Results; Uncertainty of Future Operating Results. The Company was incorporated in March 1991 and introduced its first product in February

1992. Although the Company has been profitable each fiscal year since inception, there can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis in the future. In addition, the Company's revenues and operating results have varied substantially in the past and are likely to vary substantially in the future due to a variety of factors, including (i) the timing and size of the Company's individual license transactions, and, in particular, the fact that the Company's revenues in any quarter can be largely dependent on a limited number of large licenses, (ii) the fact that a significant portion of the Company's revenues in any given quarter are recognized in the last month, weeks or even days of the quarter, (iii) the relatively long sales cycle for the Company's software products, which is typically six to nine months, (iv) the relative proportion of total revenues derived from license revenues and services and maintenance revenues, (v) the timing of the introduction of new products or product enhancements by the Company and its competitors, (vi) the extent of customization required by any individual license transaction, which can result in deferral of significant revenues until completion or acceptance of certain customized portions of the software, (vii) changes in customers budgets, (viii) seasonality of technology purchases by customers and general economic conditions, (ix) the mix of revenues among various distribution channels and between domestic and international customers, (x) the relative proportion of implementation services performed by the Company for which the Company engaged independent contractors, which are typically more costly than internal personnel and (xi) the relative proportion of license revenues derived from third party products distributed by the Company in conjunction with its products. Therefore, the Company believes that period to period comparisons of its revenues and operating results are not necessarily meaningful and that such comparison cannot be relied upon as indicators of future performance. During the quarter ended September 30, 1996, the Company experienced a license revenue growth rate of 36% compared to the immediately preceding quarter. The Company does not anticipate sustaining such sequential quarterly growth rates in the future.

  Estimating future revenues is difficult because the Company ships its products soon after an order is received and as such does not have a significant backlog. Thus, quarterly license revenues are heavily dependent upon orders received and shipped within the same quarter. Moreover, the Company has generally recorded 50% to 70% of its total quarterly revenues in the third month of the quarter, with a concentration of these revenues in the last half of that third month. This concentration of revenues is influenced by customer tendencies to make significant capital expenditures at the end of a fiscal quarter. The Company expects these revenue patterns to continue for the foreseeable future. In addition, quarterly license revenues are dependent on the timing of revenue recognition, which can be affected by many factors, including the timing of customer installations, completion of customization activity and the fulfillment of acceptance criteria. The Company has from time to time experienced delays in recognizing revenues with respect to certain orders. Despite the uncertainties in its revenue patterns, the Company's operating expenses are based upon anticipated revenue levels and such expenses are incurred on an approximately ratable basis throughout the quarter. As a result, if expected revenues are deferred or otherwise not realized in a quarter for any reason, the Company's business, operating results and financial condition would be materially adversely affected.

  The Company intends to continue to increase its research and development expenditures in order to pursue its strategy of developing applications tailored to the requirements of specific additional vertical markets, and to continue to increase sales and marketing expenditures significantly as the Company expands its domestic and international sales and marketing staff and develops indirect sales and distribution channels. In addition, general and administrative expenses have increased each quarter since the quarter ended September 30, 1995 as the Company began to invest in the infrastructure needed to support is growing operations. Accordingly, to the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

  Due to all of the foregoing factors, it is likely that in some future quarter the Company's total revenues or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially.

  Intense Competition. The customer information management software market is relatively new, intensely competitive, highly fragmented, subject to rapid change, and highly sensitive to new product introductions and marketing efforts by industry participants. The Company competes with a variety of other companies depending on the target market for their products. These competitors include (i) a select number of companies, such as Clarify Inc. and The Vantive Corporation, targeting the enterprise-wide customer information market; (ii) a substantial number of small private companies and certain public companies, such as Remedy Corporation, Siebel Systems, Inc., Aurum Software, Inc. and Software Artistry, Inc., which offer products targeted at one or more specific markets, including the customer support market, the help desk market, the quality assurance market and the sales and marketing automation market; (iii) professional services organization, such as Anderson Consulting, that design and develop customer systems; (iv) large information technology providers such as International Business Machines Corporation ("IBM") and Computer Associates International, Inc.; and (v) the internal information technology departments of potential customers, which develop proprietary customer information management applications. Among the Company's potential competitors are also a number of large hardware and software companies that may develop or acquire products that compete with the Company's products. In this regard, SAP AG and Oracle Corporation have each introduced a customer support module as part of their application suites. The Company believes that many existing competitors and new market entrants will attempt to develop fully integrate customer information management systems that will compete with the Company's products.

  Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss or market share, any one of which could materially adversely affect the Company's business, results or operations or financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not materially adversely affect the Company's business operating results and financial condition.

  Dependence on Implementation Relationships. The Company historically relied on internal resources and subcontracted consultants on an as-needed basis to provide consulting and implementation services for the Company's products. In recent periods, the Company has sought to increase the use of third party consultants and system integrators to provide implementation, customization and consulting services directly to the Company's customers. The Company's increasing reliance on such third party consultants and systems integrators poses several risks that could have a material adverse effect on the Company's business, operating results or financial condition. For example, there can be no assurance that these third party providers, who will have direct obligations to the Company's customers, will be able to provide a level of quality of service required to meet the needs of such customers. If the Company is unable to develop further and to maintain effective, long term relationships with these third parties, or if these third parties fail to meet the needs of the Company's customers in a timely fashion, the Company's business, operating results and financial condition will be materially and adversely affected. Further, there can be no assurance that these third party providers, many of whom have significantly greater financial, technical, personnel and marketing resources than the Company, will not market software products that compete with the Company's products, or will not otherwise reduce or discontinue their relationship with or support of the Company and its products. Finally, many of these current and potential third party providers have existing relationships or may undertake relationships with the Company's direct competitors, The inability to recruit, or the loss of, important third party systems integrators or professional consulting firms would have a material adverse effect on the Company's business, operating results and financial condition.

  Rapid Technological Change; Dependence on Product Development: The market for the Company's products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The Company is currently investing significant resources in product development and expects to continue to do so in the future. The Company's future success will depend on its ability to continue to enhance its current product line and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements and otherwise achieve market acceptance. There can be no assurance that the Company will be successful in continuing to develop and market on a timely and cost effective basis fully functional product enhancements or new products that respond to technological
advances by others, or that these products will achieve market acceptance.   In
addition, the Company has in the past experienced delays in the development, introduction and marketing of new enhanced products, and there can be no assurance that the Company will not experience similar delays in the future.
Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, operating results and financial condition.

  Due to the complexity and sophistication of the Company's software products, the Company's products from time to time contain defects or "bugs" which can be difficult to correct. Furthermore, as the Company continues to develop and enhance its products, there can be no assurance that the Company will be able to identify and correct defects in such a manner as will permit the timely introduction of such products. Moreover, despite extensive testing, the Company has from time to time discovered defects only after its products have been used by many customers. There can be no assurance that software defects will not cause delays in product introductions and shipments, result in increased costs, require design modifications, or impair customer satisfaction with the Company's products. Any such event could materially adversely affect the Company's business, operating results and financial condition.

  Expansion of Distribution Channels. The Company has historically sold its products through its direct sales force and a limited number of distributors. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient sales personnel and establishing relationships with distributors, resellers and systems integrators. The Company is currently investing, and plans to continue to invest, significant resources to expand its domestic and international direct sales force and develop distribution relationships with certain third party distributors, resellers and systems integrators. The Company's existing distribution relationships are generally non-exclusive and can be terminated by either party without cause. The Company's distributors also sell or can potentially sell products offered by the Company's competitors. There can be no assurance that the Company will be able to retain or attract a sufficient number of its existing or future third party distribution partners or that such partners will recommend, or continue to recommend, the Company's products. The inability to establish or maintain successful relationships with distributors, resellers or systems integrators could have a material adverse effect on the Company's business, operating results or financial condition. In addition, there can be no assurance that the Company will be able to successfully expand its direct sales force or other distribution channels. Any failure by the company to expand its direct sales force or other distribution channels would materially adversely affect the Company's business, operating results and financial condition.

  Expansion of International Operations; Foreign Currency Fluctuations. An important element of the Company's strategy is to expand its international operations. In this regard, although the Company has established subsidiaries in the United Kingdom, Canada and France and is currently investing significant resources in its international operations, including the development of certain third party distributor relationships and the hiring of additional sales representatives, international sales to date have been limited and there can be no assurance that the Company will be successful in expanding its international operations. In the event the Company is able to increase international revenues as a percentage of total revenues, the Company's business, operating results or financial condition could be materially adversely affected by risks inherent in conducting business internationally, such as changes in currency exchange rates, longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, increases in tariffs, duties, price controls or other restrictions on foreign currencies and trade barriers imposed by foreign nationalities. In this regard, to the extent the Company's international operations expand, the Company expects that an increasing portion of its international license revenues will be denominated in foreign currencies. In addition, the Company has only limited experience in developing localized versions of its products and marketing and distributing it products internationally. There can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to successfully expand its international operations in a timely manner could materially adversely affect the Company's business, operating results or financial condition.

  Management of Growth. The Company's business has grown rapidly, with total revenues increasing from $15.3 million in fiscal 1995 to $28.6 million in fiscal 1996 and $23.8 million in the first six months of fiscal 1997. The growth of the Company's business and expansion of its customer base has placed and it expected to continue to place a significant strain on the Company's management and operations. The Company's future operation results will depend on its ability to continue to broaden the Company's senior management group. In this regard, certain key members of the Company's management, including its Chief Financial officer and Vice President, Europe have recently joined the Company. From time to time, engineers and other employees have left the Company for various reasons, and the Company's future success will depend on its ability to attract, hire and retain skilled employees and to hire replacements for employees that leave the Company. The Company's expansion has also resulted in substantial growth in the number of its employees and the burden placed upon its operation and financial systems, resulting in increased responsibility for both existing and new management personnel. In addition, the Company's ability to effectively manage and support its growth will be substantially dependent on its ability to continue to build upon its financial and management controls, reporting systems and procedures on a timely basis and to expand and maintain highly trained internal and third party resources to provide product customization, implementation, training and other support services. The Company also expects to increase its customer support operations to the extend the installed base of the Company's products continues to grow. Accordingly, the Company's future operation results will depend on the ability of its management and other key employees to continue to implement and improve its systems for operations, financial control and information management, to recruit, train and manage its employee base, in particular, its direct sales force and customer support organization, and to work effectively with third party consulting and implementation service providers. There can be no assurance that the Company will be able to manage or continue to manage its recent or any future growth successfully, and any inability to do so would have a material adverse effect on the Company's business, operating results and financial condition. There also can be no assurance that the Company will be able to sustain the rates of revenue growth that it has experienced in the past.

  Developing Markets; Product Concentration. The Company's future financial performance will depend in large part of the growth in demand for individual customer information management applications as well as the number of organizations adopting comprehensive customer information systems for their client/server computing environments. The markets for these applications are relatively new and developing. If the demand for customer information management applications develops more slowly than the Company currently anticipates, it would have a material adverse effect on the demand for the Company's applications and on its business, operating results and financial condition. The Company currently markets five application products, together with related application service modules and a customization tool which are licensed for use in conjunction with the Company's applications. Although the Company's application service modules and customization tool are offered separately from the Company's applications, the Company believes it is unlikely that any significant revenues could be derived from such modules and such tool unless the customer is using at least one of the Company's applications. Accordingly, in the event the Company's applications are not accepted by the marketplace, the Company's business, operating results and financial condition would be materially adversely affected.

  Intellectual Property Rights. The Company's success is dependent on its ability to protect its proprietary technology. The Company licenses its products in object code form only, although it has source code escrow arrangement with certain customers. The Company relies on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. The Company does not have any patents or patent applications pending, and existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of certain countries do not protect the Company's proprietary rights against unauthorized third party copying or use, which could materially adversely affect the Company's business, operating results or financial condition.

  Despite the Company's efforts to protect its proprietary rights, attempts may be made to copy or reverse engineer aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Moreover, there can be no assurance that others will not develop products that infringe the Company's proprietary rights, or that are similar or superior to those developed by the Company. Policing the unauthorized use of the Company's products is difficult. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary right of others.

Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results or financial condition.

  As is common in the software industry, the Company from time to time receives notices from third parties claiming infringement by the Company's products of third party proprietary rights. While the Company is not currently subject to any such claim, the Company expect its software products will increasingly be subject to such claims as the number of products and competitors in the Company's industry segments grows and the functionality of product overlaps. Any such claim, with or without merit, could result in significant litigation costs and require the Company to enter into royalty and licensing agreements, which could have a material adverse effect on the Company's business, operating results or financial condition. Such royalty and licensing agreements, if required, may not be available on terms acceptable by the Company or at all.

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

  Dependence on Key Personnel. The Company's success depends to a significant extent upon a limited number of members of senior management and other key employees, including Ori Sasson, the Company's Chairman, President and Chief Executive officer. The Company does not maintain key man life insurance on any such persons. The loss of the service of one or more key manages or other employees could have a material adverse effect upon the Company's business, operating results or financial condition. In addition, the Company believes that its future success will depend in large part upon its ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. Competition for such personnel in the computer software industry is intense. There can be no assurance the Company will be successful in attracting and retaining such personnel, and, the failure to do so, could have a material adverse effect on the Company's business, operating results or financial condition.

  Product Liability. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company and the incorporation of products from other companies may entail the risk of product liability claims. The Company's license agreements with its customers typically contain provisions intended to limit the Company's exposure to such claims, but such provision may not be effective in limiting the Company's exposure. A successful product liability action brought against the Company could have a material adverse effect upon the Company's business, operating results or financial condition.

  Volatility of Share Price. The market price for the Company's Common Stock has been and is expected to continue to be significantly affected by factors such as the announcement of new products or product enhancements by the Company or its competitors, technological innovations by the Company or its competitors, quarterly variations in the Company's results of operations or the results of operations of the Company's competitors, changes in earnings estimated or recommendations by securities analysts and general market conditions. In particular, the stock prices for many companies in the technology and emerging growth sector have experienced wide fluctuations which have often been unrelated to the operating performance of such companies. Such fluctuations may adversely affect the market price of the Company's Common Stock.

PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K

       List of Exhibits
       ----------------

           11.1   Statement of Computation of Net Income per Share

           27     Financial Data Schedule

       Reports on Form 8-K:  None
       -------------------

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            SCOPUS TECHNOLOGY, INC.
                            -----------------------
                                  (Registrant)


Dated: February 14, 1996
                             /s/ Ori Sasson
                             _______________________________
                             Ori Sasson
                             Chairman of the Board, President and
                             Chief Executive Officer
                             (Principal Executive Officer)




                             /s/ Michele Axelson
                             _______________________________
                             Michele Axelson
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                            SCOPUS TECHNOLOGY, INC.

                               INDEX TO EXHIBITS


     Exhibit  Description                                           Page
     -------  -----------                                           ----
       11.1   Statement of Computation of Net Income per Share       17

       27     Financial Data Schedule