Form 10-Q/A
period 1996-09-30
SCOPUS TECHNOLOGY INC
filed 1996-11-18
CIK 894705

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------

                                  FORM 10-Q/A

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

               SCOPUS TECHNOLOGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
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
                                             =======      =======

       LIABILITIES AND
     SHAREHOLDERS' EQUITY
     --------------------

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

  Total liabilities, and
   shareholders' equity                      $41,581      $48,342
                                             =======      =======


                            See accompanying notes

                   SCOPUS TECHNOLOGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
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
                                           =======    =======   =======    =======

                            See accompanying notes

                   SCOPUS TECHNOLOGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Amounts in thousands)

                                                     Six Months Ended
                                                       September 30,
                                                    -------------------
                                                      1995        1996
                                                    -------     -------
Cash flows from operating activities:
 Net income                                         $   227     $ 2,349
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                         399         830
  Noncash charges (credits), net                       (151)        429
  Changes in assets and liabilities:
   (Increase) in accounts receivable                 (2,438)     (3,923)
   Decrease (Increase) in prepaid
    expenses and other                                 (171)       (893)
   (Increase) in deferred income taxes                   24        (526)
   (Increase) in accounts payable                       248       1,218
   Decrease Increase in accrued liabilities             153       1,057
   (Decrease) Increase in income taxes
    payable                                            (207)         99
   Increase in deferred revenue                       1,043         393
                                                    -------     -------
 Net cash (credit) provided by operating
  activities                                           (873)      1,033
                                                    -------     -------
Cash flows used in investing activities:
 Purchase of investments                                  -      (8,138)
 Proceeds from sale of investments                      555       4,894
 Purchases of property and equipment                   (605)     (2,869)
 Proceeds from disposal of fixed assets                   3          45
                                                    -------     -------

 Net cash used in investing activities                  (47)     (6,068)
                                                    -------     -------
Cash flows from financing activities:
 Proceeds from exercise of common stock
  options                                                11         654
                                                    -------     -------

 Net cash provided by financing
  activities                                             11         654
                                                    -------     -------

 Net decrease in cash and cash
  equivalents                                          (909)      (4381)

Cash and cash equivalents at beginning
 of year                                              3,001      21,792
                                                    -------     -------
Cash and cash equivalents at end of
 period                                             $ 2,092     $17,411
                                                    =======     =======

                            See accompanying notes

                   SCOPUS TECHNOLOGY, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the three and six months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in Scopus Technology, Inc.'s Report on 10-K dated for the year ended March 31, 1996.

NOTE 2. PUBLIC OFFERINGS

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


NOTE 3. INCOME TAXES

As a result of employee stock option exercises during the six months ended September 30, 1996, the Company recognized a $308,000 and $912,000 tax benefit for the three and six months ended September 30, 1996, respectively. This benefit was credited directly to shareholders' equity and, accordingly, was not reflected in the income tax provision.

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

  Revenues from perpetual software license agreements are recognized as revenue upon receipt of an executed license agreement, (or an unconditional purchase order under an existing license agreement), and shipment of the software, if there is no significant post-delivery obligations and collection of the receivables is probable.

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

Cost of Revenues

  Licenses. Cost of licenses consist primarily of royalty and other payments to third party vendors and costs of product media, duplication and packaging. Cost of licenses decreased from $504,000 for the three months ended September 30, 1995 to $244,000 for the three months ended September 30, 1996, representing 12% and 2% of license revenues respectively. Cost of licenses increased from $626,000 for the six months ended September 30, 1995 to $839,000 for the six months ended September 30, 1996 representing 8% and 5% of license revenues in the respective periods. The decrease in cost of licenses in absolute dollars for the three months ended September 30, 1996 and as a percentage of license revenues in both the three month and six month periods in the current fiscal year is primarily a result of lower royalty fees paid to third party software vendors because of a lower level of sales of third party software during these periods compared to the same periods in the prior year. Although the Company does not expect revenues and costs from the distribution of third party software vendors to be significant in future periods, period to period fluctuations in the level of such revenues may occur and the Company's gross margins and results of operations could be materially adversely affected.

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

Operating expenses


  Sales and Marketing. Sales and marketing expenses increased from $2.1 million and $4.1 million for the three and six month periods ended September 30, 1995 to $5.6 and $9.7 for the comparable periods in the current fiscal year. Sales and marketing expenses represented 35% and 34% of total revenues for the three month and six month periods ended September 30, 1995 and 42% and 41% for the comparable periods in the current fiscal year, respectively. The increase in sales and marketing expenses in absolute dollars and as a percentage of total revenues is primarily the result of costs associated with the expansion of the Company's sales and marketing organization, both domestically and internationally, and the additional investments being made as the Company implements its vertical market strategy.

  Research and Development. Research and development expenses increased from $1.3 million and $2.3 million for the three and six month periods ended September 30, 1995 to $2.1 million and $3.9 million for the comparable periods in the current fiscal year. Research and development expenses represented 21% and 19% of total revenues for the three and six month periods ended September 30, 1995 and 15% and 16% for the comparable periods in the current fiscal year, respectively. The increased investment in research and development expenses in absolute dollars primarily reflects increased expenses related to salaries and other expenses for the addition of software engineers and reflects the Company's continued investment in enhancing existing products and developing new product offerings.

  General and Administrative. General and administrative expenses increased from $390,000 and $752,000 for the three and six month periods ended September 30, 1995 to $1.2 million and $2.0 million for the comparable periods in the current fiscal year. General and administrative expenses as a percentage of total revenues were 7% and 6% for the three and six month periods ended September 30, 1995 and 9% for both the three and six month periods in the current fiscal year. The increase in expenses both in absolute dollars and as a percentage of total revenues reflects the Company's continued investment in the enhancement of infrastructure to support its growth.


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


  The Company believes that with cash flows from operations and existing cash and cash equivalents and short-term cash investments, balances will be sufficient to meet its needs for at least the next twelve months.

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


                            SCOPUS TECHNOLOGY, INC.
                            -----------------------
                                  (Registrant)


Dated: November 18, 1996
                             /s/ Ori Sasson
                             _______________________________
                             Ori Sasson
                             Chairman of the Board, President and
                             Chief Executive Officer
                             (Principal Executive Officer)




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