Form 10-Q
period 1996-12-31
SCOPUS TECHNOLOGY INC
filed 1997-02-14
CIK 894705

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
               -------------------------------------------------

                                   FORM 10-Q
                                  (Mark one)

          [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED DECEMBER 31, 1996

          [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        Commission file number 0-26948

                        ------------------------------

                            SCOPUS TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)

                  CALIFORNIA                                     94-3134998
          (State or other jurisdiction of                     (IRS Employer
         incorporation or organization)                      Identification No.)



                          1900 POWELL ST., 7TH FLOOR
                             EMERYVILLE, CA  94608
              (Address of principal executive offices & zip code)

                REGISTRANT'S TELEPHONE NUMBER:  (510)-597-5800

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
                               Yes  X  No
                                   ---    ---

 There were 13,420,435 shares of the registrant's $.001 par value Common Stock outstanding as of December 31,1996.

                            SCOPUS TECHNOLOGY, INC.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets                              3

          Condensed Consolidated Statements of Operations                    4

          Condensed Consolidated Statements of Cash Flows                    5

          Notes to Condensed Consolidated Financial Statements               6


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           7

PART II.  OTHER INFORMATION

     Item 6.   List of Exhibits and Reports on Form 8-K                     16

SIGNATURES                                                                  17

INDEX TO EXHIBITS                                                           18

                                 Page 2 of 19

                            Scopus Technology, Inc.
                     Condensed Consolidated Balance Sheets
                                (in Thousands)

                                                     March 31,       December 31,
                                                       1996             1996
                                                                     (Unaudited)
------------------------------------------------------------------------------------
Assets

Current assets:
    Cash and cash equivalents                          $21,792        $ 68,455
    Investments                                          7,462          10,769
    Accounts receivable, net                             7,530          14,557
    Prepaid expenses and other                             648           1,179
    Deferred income taxes                                  574           1,103
------------------------------------------------------------------------------------
      Total current assets                              38,006          96,063
Property and equipment, net                              2,734           5,994
Other assets                                               841           1,677
------------------------------------------------------------------------------------
         Total assets                                  $41,581        $103,734
------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                   $ 1,561        $  3,011
    Accrued liabilities                                  2,544           6,110
    Income taxes payable                                   740           1,918
    Deferred revenue                                     3,270           4,316
------------------------------------------------------------------------------------
      Total current liabilities                          8,115          15,355
Deferred tax liabilities                                    11              -
------------------------------------------------------------------------------------
      Total liabilities                                  8,126          15,355
------------------------------------------------------------------------------------
Shareholders' equity:
    Common stock and paid-in capital                    29,681          79,596
    Retained earnings                                    3,774           8,783
------------------------------------------------------------------------------------
      Total shareholders' equity                        33,455          88,379
------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity    $41,581        $103,734
------------------------------------------------------------------------------------

                            See accompanying notes

                            Scopus Technology, Inc.
                Condensed Consolidated Statement of Operations
                     (in Thousands, except per share data)
                                  (Unaudited)

                                              Three Months Ended           Nine Months Ended
                                                 December 31,                December 31,
                                              1995         1996             1995        1996
--------------------------------------------------------------------------------------------------------
Revenues:
        Licenses                             $ 5,206        $13,005        $12,910        $30,429
        Services and maintenance               2,198          4,818          6,543         11,198
--------------------------------------------------------------------------------------------------------
                Total revenues                 7,404         17,823         19,453         41,627
--------------------------------------------------------------------------------------------------------
Cost of revenues:
        Licenses                                 131            465            757          1,304
        Services and maintenance               1,404          3,069          5,431          7,247
--------------------------------------------------------------------------------------------------------
                Total cost of revenues         1,535          3,534          6,188          8,551
--------------------------------------------------------------------------------------------------------
Gross margin                                   5,869         14,289         13,265         33,076
Operating expenses:
        Sales and marketing                    2,954          6,832          7,005         16,535
        Research and development               1,583          2,315          3,866          6,175
        General and administrative               583          1,372          1,336          3,422
--------------------------------------------------------------------------------------------------------
                Total operating expense        5,120         10,519         12,207         26,132
--------------------------------------------------------------------------------------------------------
Income from operations                           749          3,770          1,058          6,944
Other income, net                                118            431            169          1,007
--------------------------------------------------------------------------------------------------------
Income before income taxes                       867          4,201          1,227          7,951
Provision for income taxes                       320          1,541            453          2,942
--------------------------------------------------------------------------------------------------------
Net income                                   $   547        $ 2,660        $   774        $ 5,009
--------------------------------------------------------------------------------------------------------
Net income per share                         $  0.05        $  0.20        $  0.07        $  0.39
--------------------------------------------------------------------------------------------------------
Shares used in per share computations         11,531         13,474         10,530         13,030
--------------------------------------------------------------------------------------------------------

                            See accompanying notes

                            Scopus Technology, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in Thousands)

                                                                  Nine Months Ended
                                                                    December 31,
                                                                  1995        1996
--------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                     $   774      $ 5,009
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                                    651        1,433
    Noncash charges (credits), net                                  (122)       1,405
    Changes in assets and liabilities:
      Increase in accounts receivable                             (4,955)      (7,028)
      Increase in prepaid expenses and other                        (576)      (1,449)
      Increase in deferred income taxes                              (62)        (446)
      Increase in accounts payable                                   862        1,450
      Increase in accrued liabilities                                741        3,566
      Increase in income taxes payable                               124        1,168
      Increase in deferred revenue                                 2,832        1,046
--------------------------------------------------------------------------------------
Net cash provided by operating activities                            269        6,154
--------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of investments                                         (1,736)      (6,011)
  Proceeds from sale of investments                                  555        2,700
  Purchase of property and equipment                              (1,081)      (4,627)
  Proceeds from disposal of property and equipment                    15            4
--------------------------------------------------------------------------------------
Net cash used in investing activities                             (2,247)      (7,934)
--------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net                     24,049       48,443
--------------------------------------------------------------------------------------
Net cash provided by financing activities                         24,049       48,443
--------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                         22,071       46,663
Cash and cash equivalents at beginning of period                   3,001       21,792
--------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $25,072      $68,455
--------------------------------------------------------------------------------------

                            See accompanying notes

                            SCOPUS TECHNOLOGY, INC.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the three and nine months ended December 31, 1996, are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in Scopus Technology, Inc.'s Report on 10-K for the year ended March 31, 1996.

NOTE 2.   PUBLIC OFFERINGS

In November 1995, Scopus Technology, Inc. (the "Company"), completed an initial public offering of 2,760,000 shares of common stock at $12.00 per share. Of this, 2,225,000 shares were issued and sold by the Company and 535,000 shares were sold by selling shareholders. The Company received net proceeds of approximately $23.9 million.

In November 1996, the Company, completed a public offering of 2,300,000 shares of common stock at $37.50 per share. Of this, 1,347,000 shares were issued and sold by the Company and 953,000 shares were sold by selling shareholders. The Company received net proceeds of approximately $47.1 million.

NOTE 3.   INCOME TAXES

As a result of employee stock option exercises during the nine months ended December 31, 1996, the Company recognized a $386,000 and $1,341,000 tax benefit for the three and nine months ended December 31, 1996, respectively. This benefit was credited directly to shareholders' equity and, accordingly, was not reflected in the income tax provision.

NOTE 4.   SUBSEQUENT EVENT

On January 22, 1997, the Company announced a three-for-two split of the Company's Common Stock, to be effected in the form of a stock dividend (the "Stock Split"). The dividend will be paid on or about February 19, 1997 to stockholders of record on February 7, 1997. The accompanying unaudited condensed consolidated financial statements have not been adjusted to reflect the Stock Split.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward looking statements within in the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth below, under "Overview", under "Other Factors that may Affect Future Results" and elsewhere in this report.


OVERVIEW

The Company's quarterly operating results have varied substantially in the past and are likely to vary substantially from quarter to quarter in the future due to a variety of factors. In particular, the Company's period-to-period operating results are significantly dependent upon the timing of the closing of large license agreements. In this regard, the purchase of the Company's products can require a significant capital investment from a potential customer which the customer generally views as a discretionary cost that can be deferred or canceled due to budgetary or other business reasons. Estimating future revenues is also difficult because the Company ships its products soon after an order is received and as such does not have a significant backlog. Thus, quarterly license revenues are heavily dependent upon orders received and shipped within the same quarter. Moreover, the Company has generally recorded a significant portion of its total quarterly revenues in the third month of a quarter, with a concentration of these revenues in the last half of that third month. This concentration of revenues is influenced by customer tendencies to make significant capital expenditures at the end of a fiscal quarter. The Company expects these revenue patterns to continue for the foreseeable future. In addition, quarterly license revenues are also dependent on the timing of revenue recognition, which can be affected by many factors, including the timing of customer installations and the fulfillment of acceptance criteria. In this regard the Company has from time to time experienced delays in recognizing revenues with respect to certain orders. Despite the uncertainties in its revenue patterns, the Company's operating expenses are based upon anticipated revenue levels and such expenses are incurred on an approximately ratable basis throughout the quarter. As a result, if expected revenues are deferred or otherwise not realized in a quarter for any reason, the Company's business, operating results and financial condition would be materially adversely affected.

In recent periods, the Company has sought to increase the use of third party consultants and system integrators to provide implementation, customization and consulting services directly to the Company's customers. The Company's increasing reliance on such third party consultants and systems integrators poses several risks that could have a material adverse effect on the Company's business, operating results and financial condition. For example, there can be no assurance that these third party providers, who have direct obligations to the Company's customers, will be able to continue to provide a level of quality of service required to meet the needs of such customers. If the Company is unable to develop further and to maintain effective, long-term relationships with these third parties, or if these third parties fail to meet the needs of the Company's customers in a timely fashion, the Company's business, operating results and financial conditions will be materially and adversely affected.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain condensed consolidated statement of operations data expressed as a percentage of total revenues:

                            Scopus Technology, Inc.
                Condensed Consolidated Statement of Operations
                     (In Thousands, except per share data)
                                  (Unaudited)

                                    Three Months Ended        Nine Months Ended
                                       December 31,              December 31,
                                    1995        1996          1995         1996
---------------------------------------------------------------------------------
Revenues:
   Licenses                         70.3%       73.0%         66.4%        73.1%
   Services and maintenance         29.7        27.0          33.6         26.9
---------------------------------------------------------------------------------
      Total revenues               100.0       100.0         100.0        100.0
---------------------------------------------------------------------------------
Cost of revenues:
   Licenses                          1.7         2.6           3.9          3.1
   Services and maintenance         19.0        17.2          27.9         17.4
---------------------------------------------------------------------------------
      Total cost of revenues        20.7        19.8          31.8         20.5
---------------------------------------------------------------------------------
Gross margin                        79.3        80.2          68.2         79.5
Operating expenses:
   Sales and marketing              39.9        38.3          36.0         39.7
   Research and development         21.4        13.0          19.9         14.8
   General and administrative        7.9         7.7           6.9          8.3
---------------------------------------------------------------------------------
      Total operating expenses      69.2        59.0          62.8         62.8
---------------------------------------------------------------------------------
Income from operations              10.1        21.2           5.4         16.7
Other income, net                    1.6         2.4           0.9          2.4
---------------------------------------------------------------------------------
Income before income taxes          11.7        23.6           6.3         19.1
Provision for income taxes           4.3         8.6           2.3          7.1
---------------------------------------------------------------------------------
Net income                           7.4%       15.0%          4.0%        12.0%
---------------------------------------------------------------------------------

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

     Licenses. License revenues increased 150% from $5.2 million for the three months ended December 31, 1995 to $13.0 million for the three months ended December 31, 1996, representing 70% and 73% of total revenues in the respective periods. License revenues also increased 136% from $12.9 million for the nine months ended December 31, 1995 to $30.4 million for the nine months ended December 31, 1996, representing 66% and 73% of total revenues in the respective periods. The increase in license revenues was primarily due to increasing market awareness and acceptance of the Company's product offerings, continuing enhancement and increasing breadth of the Company's product offerings, expansion of the Company's sales and marketing organization and sales to new industry segments. The increase in license revenues as a percentage of total revenues during both the three and nine month periods reflects the Company's continued focus on the product side of its business and the increased use of outside third party consulting firms to provide implementation services directly to the Company's customers.

     Services and Maintenance. Services and maintenance revenues increased 119% from $2.2 million for the three months ended December 31, 1995 to $4.8 million for the three months ended December 31, 1996, representing 30% and 27% of total revenues in the respective periods. Services and maintenance revenues also increased 71% from $6.5 million for the nine months ended December 31, 1995 to $11.2 million for the nine months ended December 31, 1996, representing 34% and 27% of total revenues in the respective periods. The decrease in services and maintenance revenues as a percentage of total revenues reflects the Company's increased use of outside third party consulting firms to provide implementation services directly to the Company's customers and increased out of the box functionality of the Company's products which results in less implementation services related to certain customer installations.

 Cost of Revenues

     Licenses. Cost of licenses consist primarily of royalty payments to third party software vendors and costs of product media, duplication and packaging. Cost of licenses increased from $131,000 for the three months ended December 31, 1995 to $465,000 for the three months ended December 31, 1996, representing 3% and 4% of license revenues respectively. Cost of licenses increased from $757,000 for the nine months ended December 31, 1995 to $1.3 million for the nine months ended December 31, 1996, representing 6% and 4% of license revenues in the respective periods. The increase in cost of licenses in absolute dollars for the three months ended December 31, 1996 and as a percentage of license revenues is primarily a result of higher royalty fees paid to third party software vendors because of a higher level of sales of third party software during the period compared to the same period in the prior year. Although the Company does not expect revenues and costs from the distribution of third party software vendors to be significant in future periods, period to period fluctuations in the level of such revenues may occur and the Company's gross margins and results of operations could be materially adversely affected.

     Services and Maintenance. Cost of services and maintenance increased from $1.4 million and $5.4 million for the three month and nine month periods ended December 31, 1995 to $3.1 million and $7.2 million for the comparable periods in 1996. Cost of services and maintenance revenues as a percentage of services and maintenance revenues were 64% and 83% for the three month and nine month periods ended December 31, 1995 compared to 64% and 65% for the comparable periods in the current fiscal year. The decrease in cost of services and maintenance as percentage of services and maintenance revenues reflects improvements in productivity and efficiencies in both the professional service and technical support organizations. Additionally, maintenance revenues as a percentage of total services and maintenance revenues increased during the three and nine month periods ended December 31, 1996 and costs associated with providing maintenance services are generally lower as a percentage of revenues than the costs associated with consulting services.

 Operating expenses

     Sales and Marketing. Sales and marketing expenses increased from $3.0 million and $7.0 million for the three and nine month periods ended December 31, 1995 to $6.8 and $16.5 for the comparable periods in 1996. Sales and marketing expenses represented 40% and 36% of total revenues for the three month and nine month periods ended December 31, 1995 and 38% and 40% for the comparable periods in the current fiscal year, respectively. The increase in sales and marketing expenses in absolute dollars is primarily the result of costs associated with the expansion of the Company's sales and marketing organization, both domestically and internationally, and the additional investments being made as the Company implements its vertical market strategy.

     Research and Development. Research and development expenses increased from $1.6 million and $3.9 million for the three and nine month periods ended December 31, 1995 to $2.3 million and $6.2 million for the comparable periods in 1996. Research and development expenses represented 21% and 20% of total revenues for the three and nine month periods ended December 31, 1995 and 13% and 15% for the comparable periods in 1996, respectively. The increased investment in research and development expenses in absolute dollars primarily reflects increased expenses related to salaries and other expenses for the addition of software engineers and reflects the Company's continued investment in enhancing existing products and developing new product offerings.

     General and Administrative. General and administrative expenses increased from $0.6 million and $1.3 million for the three and nine month periods ended December 31, 1995 to $1.4 million and $3.4 million for the comparable periods in 1996. General and administrative expenses as a percentage of total revenues were 8% and 7% for the three and nine month periods ended December 31, 1995 and 8% for both the three and nine month periods in the current fiscal year. The increase in expenses in absolute dollars and reflects the Company's continued investment in the enhancement of infrastructure to support its growth.


LIQUIDITY AND CAPITAL RESOURCES

     In November 1996, the Company, completed a public offering of 2,300,000 shares of common stock at $37.50 per share. Of this, 1,347,000 shares were issued and sold by the Company and 953,000 shares were sold by selling shareholders. The Company received net proceeds of approximately $47.1 million.

     The Company generated cash of $0.3 and $6.2 million from operating activities during the nine months ended December 31, 1995, and 1996 respectively. The increase was primarily a result of higher net income and increases in current liabilities, offset in part by increases in accounts receivable and prepaid expenses and other assets. The increase in accounts receivable resulted from the growth in revenues during the same period. The levels of accounts receivable at each quarter end will be affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

     During the nine months ended December 31, 1995 and 1996, the Company invested $1.8 and $6.0 million, respectively, in short term investments and invested $1.1 and $4.6 million in property and equipment, which related primarily to computer hardware and software to support the growing organization. As of December 31, 1996, there were no significant capital commitments.

     Cash provided by financing activities for the nine months ended December 31, 1995 and 1996, totaled $24.0 and $48.4 million respectively, and consisted primarily of $23.9 and $47.1 million from the Company's initial public offering in November 1995 and secondary public offering in November 1996.

     The Company believes that cash flows from operations and existing cash and cash equivalents and short-term investment, balances will be sufficient to meet its needs for at least the next twelve months.

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

     Variability of Operating Results; Uncertainty of Future Operating Results. The Company was incorporated in March 1991 and introduced its first product in February 1992. Although the Company has been profitable each fiscal year since inception, there can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis in the future. In addition, the Company's revenues and operating results have varied substantially in the past and are likely to vary substantially in the future due to a variety of factors, including (i) the timing and size of the Company's individual license transactions, and, in particular, the fact that the Company's revenues in any quarter can be largely dependent on a limited number of large licenses, (ii) the fact that a significant portion of the Company's revenues in any given quarter are recognized in the last month, weeks or even days of the quarter, (iii) the relatively long sales cycle for the Company's software products, which is typically six to nine months, (iv) the relative proportion of total revenues derived from license revenues and services and maintenance revenues, (v) the timing of the introduction of new products or product enhancements by the Company and its competitors, (vi) the extent of customization required by any individual license transaction, which can result in deferral of significant revenues until completion or acceptance of certain customized portions of the software, (vii) changes in customers budgets, (viii) seasonality of technology purchases by customers and general economic conditions, (ix) the mix of revenues among various distribution channels and between domestic and international customers, (x) the relative proportion of implementation services performed by the Company for which the Company engages independent contractors, which are typically more costly than internal personnel and (xi) the relative proportion of license revenues derived from third party products distributed by the Company in conjunction with its products. Therefore, the Company believes that period to period comparisons of its revenues and operating results are not necessarily meaningful and that such comparison cannot be relied upon as indicators of future performance.

     Estimating future revenues is difficult because the Company ships its products soon after an order is received and as such does not have a significant backlog. Thus, quarterly license revenues are heavily dependent upon orders received and shipped within the same quarter. Moreover, the Company has generally recorded a significant portion of its total quarterly revenues in the third month of the quarter, with a concentration of these revenues in the last half of that third month. This concentration of revenues is influenced by customer tendencies to make significant capital expenditures at the end of a fiscal quarter. The Company expects these revenue patterns to continue for the foreseeable future. In addition, quarterly license revenues are dependent on the timing of revenue recognition, which can be affected by many factors, including the timing of customer installations, completion of customization activity and the fulfillment of acceptance criteria. The Company has from time to time experienced delays in recognizing revenues with respect to certain orders. Despite the uncertainties in its revenue patterns, the Company's operating expenses are based upon anticipated revenue levels and such expenses are incurred on an approximately ratable basis throughout the quarter. As a result, if expected revenues are deferred or otherwise not realized in a quarter for any reason, the Company's business, operating results and financial condition would be materially adversely affected.

     The Company intends to continue to increase its research and development expenditures in order to pursue its strategy of developing applications tailored to the requirements of specific additional vertical markets, and to continue to increase sales and marketing expenditures significantly as the Company expands its domestic and international sales and marketing staff and develops indirect sales and distribution channels. In addition, general and administrative expenses have increased as the Company invests in the infrastructure needed to support is growing operations. Accordingly, to the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

     Due to all of the foregoing factors, it is likely that in some future quarter the Company's total revenues or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially.

     Intense Competition. The customer information management software market is relatively new, intensely competitive, highly fragmented, subject to rapid change, and highly sensitive to new product introductions and marketing efforts by industry participants. The Company competes with a variety of other companies depending on the target market for their products. These competitors include (i) a select number of companies, such as Clarify Inc. and The Vantive Corporation, targeting the enterprise-wide customer information market; (ii) a substantial number of small private companies and certain public companies, such as Remedy Corporation, Siebel Systems, Inc., Aurum Software, Inc. and Software Artistry, Inc., which offer products targeted at one or more specific markets, including the customer support market, the help desk market, the quality assurance market and the sales and marketing automation market; (iii) professional services organizations, such as Anderson Consulting, that design and develop customer systems; (iv) large information technology providers such as International Business Machines Corporation ("IBM") and Computer Associates International, Inc.; and (v) the internal information technology departments of potential customers, which develop proprietary customer information management applications. Among the Company's potential competitors are also a number of large hardware and software companies that may develop or acquire products that compete with the Company's products. In this regard, SAP AG and Oracle Corporation have each introduced a customer support module as part of their application suites. The Company believes that many existing competitors and new market entrants will attempt to develop fully integrated customer information management systems that will compete with the Company's products.

     Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any one of which could materially adversely affect the Company's business, results of operations or financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not materially adversely affect the Company's business operating results and financial condition.

     Dependence on Implementation Relationships. The Company historically relied on internal resources and subcontracted consultants on an as-needed basis to provide consulting and implementation services for the Company's products.
In recent periods, the Company has sought to increase the use of third party consultants and system integrators to provide implementation, customization and consulting services directly to the Company's customers. The Company's increasing reliance on such third party consultants and systems integrators poses several risks that could have a material adverse effect on the Company's business, operating results or financial condition. For example, there can be no assurance that these third party providers, who will have direct obligations to the Company's customers, will be able to provide a level of quality of service required to meet the needs of such customers. If the Company is unable to develop further and to maintain effective, long term relationships with these third parties, or if these third parties fail to meet the needs of the Company's customers in a timely fashion, the Company's business, operating results and financial condition will be materially and adversely affected. Further, there can be no assurance that these third party providers, many of whom have significantly greater financial, technical, personnel and marketing resources than the Company, will not market software products that compete with the Company's products, or will not otherwise reduce or discontinue their relationship with or support of the Company and its products. Finally, many of these current and potential third party providers have existing relationships or may undertake relationships with the Company's direct competitors. The inability to recruit, or the loss of, important third party systems integrators or professional consulting firms would have a material adverse effect on the Company's business, operating results and financial condition.

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

     Management of Growth. The Company's business has grown rapidly. The growth of the Company's business and expansion of its customer base has placed and is expected to continue to place a significant strain on the

Company's management and operations. The Company's future operating results will depend on its ability to continue to broaden the Company's senior management group. In this regard, certain key members of the Company's management, including its Chief Financial Officer and Vice President, Europe have recently joined the Company. From time to time, engineers and other employees have left the Company for various reasons, and the Company's future success will depend on its ability to attract, hire and retain skilled employees and to hire replacements for employees that leave the Company. The Company's expansion has also resulted in substantial growth in the number of its employees and the burden placed upon its operating and financial systems, resulting in increased responsibility for both existing and new management personnel. In addition, the Company's ability to effectively manage and support its growth will be substantially dependent on its ability to continue to build upon its financial and management controls, reporting systems and procedures on a timely basis and to expand and maintain highly trained internal and third party resources to provide product customization, implementation, training and other support services. The Company also expects to increase its customer support operations to the extent the installed base of the Company's products continues to grow. Accordingly, the Company's future operating results will depend on the ability of its management and other key employees to continue to implement and improve its systems for operations, financial control and information management, to recruit, train and manage its employee base, in particular, its direct sales force and customer support organization, and to work effectively with third party consulting and implementation service providers. There can be no assurance that the Company will be able to manage or continue to manage its recent or any future growth successfully, and any inability to do so would have a material adverse effect on the Company's business, operating results and financial condition. There also can be no assurance that the Company will be able to sustain the rates of revenue growth that it has experienced in the past.

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

     Intellectual Property Rights. The Company's success is dependent on its ability to protect its proprietary technology. The Company licenses its products in object code form only, although it has source code escrow arrangement with certain customers. The Company relies on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. The Company does not have any patents or patent applications pending, and existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of certain countries do not protect the Company's proprietary rights as do the laws of the United States. Accordingly there can be no assurance that the Company will be able to protect its proprietary rights against unauthorized third party copying or use, which could materially adversely affect the Company's business, operating results or financial condition.

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

     Dependence on Key Personnel. The Company's success depends to a significant extent upon a limited number of members of senior management and other key employees, including Ori Sasson, the Company's Chairman, President and Chief Executive Officer. The Company does not maintain key man life insurance on any such persons. The loss of the service of one or more key managers or other employees could have a material adverse effect upon the Company's business, operating results or financial condition. In addition, the Company believes that its future success will depend in large part upon its ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. Competition for such personnel in the computer software industry is intense. There can be no assurance the Company will be successful in attracting and retaining such personnel, and, the failure to do so, could have a material adverse effect on the Company's business, operating results or financial condition.

     Product Liability. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company and the incorporation of products from other companies may entail the risk of product liability claims. The Company's license agreements with its customers typically contain provisions intended to limit the Company's exposure to such claims, but such provisions may not be effective in limiting the Company's exposure. A successful product liability action brought against the Company could have a material adverse effect upon the Company's business, operating results or financial condition.

     Volatility of Share Price. The market price for the Company's Common Stock has been and is expected to continue to be significantly affected by factors such as the announcement of new products or product enhancements by the Company or its competitors, technological innovations by the Company or its competitors, quarterly variations in the Company's results of operations or the results of operations of the Company's competitors, changes in earnings estimates or recommendations by securities analysts and general market conditions. In particular, the stock prices for many companies in the technology and emerging growth sector have experienced wide fluctuations which have often been unrelated to the operating performance of such companies. Such fluctuations may adversely affect the market price of the Company's Common Stock.

PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K

     List of Exhibits
     ----------------

          11.1 Statement of Computation of Net Income per Share

          27   Financial Data Schedule

     Reports on Form 8-K:  None
     --------------------

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            SCOPUS TECHNOLOGY, INC.
                            -----------------------
                                 (Registrant)


Dated: February 14, 1997

                                            /s/ Ori Sasson
                                            ____________________________________
                                            Ori Sasson
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)




                                            /s/ Michele Axelson
                                            ____________________________________
                                            Michele Axelson
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                            SCOPUS TECHNOLOGY, INC.

                               INDEX TO EXHIBITS



  Exhibit      Description                                                PAGE
  -------      -----------                                                ----

    11.1       Statement of Computation of Net Income per Share             17

    27         Financial Data Schedule