Form 10-K
period 1997-03-31
SCOPUS TECHNOLOGY INC
filed 1997-06-27
CIK 894705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549



FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934


FOR THE FISCAL YEAR ENDED MARCH 31, 1997


Commission file number 0-26948

SCOPUS TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)



          CALIFORNIA                                          94-3134998
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)


1900 POWELL ST., 7TH FLOOR, EMERYVILLE, CA                       94608
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:   (510) 597-5800

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to requirements for the past 90 days.

Yes  X  No
    ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on May 31, 1997, as reported on the Nasdaq National Market was approximately $477,201,888. Shares of Common Stock held by each executive officer and director and by each person who is known to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes. As of May 31, 1997, the Registrant had 20,365,854 shares of Common Stock outstanding.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

                               TABLE OF CONTENTS

PART I          .....................................................................................    3

  Item 1.       Business.............................................................................    3
  Item 2.       Properties...........................................................................   18
  Item 3.       Legal Proceedings....................................................................   18
  Item 4.       Submission of Matters to a Vote of Security Holders..................................   18

PART II         .....................................................................................   19

  Item 5.       Market for the Registrant's Common Stock and Related Stockholder Matters.............   19
  Item 6.       Selected Financial Data..............................................................   20
  Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations   22
  Item 7A.      Qualitative and Quantitative Disclosures About Market Risk...........................   26
  Item 8.       Financial Statements and Supplementary Data..........................................   31
  Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.   31

PART III        .....................................................................................   32

  Item 10.      Directors and Executive Officers of the Registrant...................................   32
  Item 11.      Executive Compensation...............................................................   32
  Item 12.      Security Ownership of Certain Beneficial Owners and Management.......................   32
  Item 13.      Certain Relationships and Related Transactions.......................................   32

PART IV         .....................................................................................   33

  Item 14.      Exhibits, Financial Statements and Reports on Form 8-K...............................   33

SIGNATURES...........................................................................................   34


                                     PART I

ITEM 1.  BUSINESS

This report contains forward looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities and Exchange Act of 1934, as amended, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth below, under "Risk Factors" and elsewhere in this report.

All share and per share data in this Form 10-K have been adjusted to give effect to the three-for-two stock split distributed on February 19, 1997 to holders of record on February 7, 1997.

OVERVIEW

Scopus is a leading provider of client/server software solutions for the customer information management market. The Company's applications, Scopus SupportTEAM, Scopus ServiceTEAM, Scopus QualityTEAM, Scopus SalesTEAM and Scopus Voyager, automate external customer support, the product design change process, sales and marketing activities and internal help desk support. Scopus applications are designed to enable organizations to build a knowledgebase of customer information that can be accessed and used by individuals throughout the enterprise to improve the effectiveness and efficiency of customer support in order to increase customer satisfaction. The Company's products are based on a modular, open architecture and support a variety of client computing platforms, industry standard relational databases and server operating systems, and operate over local area networks, intranets and the internet. Scopus products offer customers a unique combination of built-in functionality, customizability, adaptability and scalability. The Company also offers consulting, training and maintenance services to facilitate the installation and use of the Company's products.

INDUSTRY BACKGROUND

Businesses and other organizations are increasingly focusing on customer service and satisfaction as a means of gaining a competitive advantage. Realizing that improving customer service and satisfaction can be as important in attracting and retaining customers as product design, quality and price, these organizations are reorienting their businesses to become customer-centric and more responsive to customer needs. In pursuit of improved customer support and satisfaction, many organizations have distributed responsibility for sales and customer service broadly throughout their organizations. Many organizations are also extending responsibility for sales and customer service to their "extended enterprises" of distributors, value-added resellers and other outsourcing partners. In addition, to more effectively manage customer relationships and to better leverage economies of scale, companies in certain industries have begun to consolidate customer support operations into high volume call centers.

As a result of these trends, more individuals within an organization and its extended enterprise are responsible for interacting with customers. To better serve their customers, organizations need an efficient system to continually collect and disseminate customer information. The resulting knowledgebase of customer information enables employees and other members of the extended enterprise to understand issues critical to the organization's success, such as customer satisfaction, the potential for follow-on sales and customers' future product needs. Moreover, as organizations are discovering the competitive necessity of delivering superior support to customers who reside outside of the organization (i.e., their clients), they are also realizing that the same level of attention must be paid to the technological and business needs of their customers inside the organization (i.e., their employees).

The development of distributed client/server computing has created a technological framework for the efficient collection of customer information and its dissemination among employees and other members of the extended enterprise. Client/server technology not only permits any member of an organization to effectively collect information relating to a particular customer, product or event, but also enables other members of the organization in geographically dispersed locations to have rapid access to that information. The emergence of client/server computing environments, together with the increased emphasis on customer support and satisfaction, has created a demand for a new generation of customer information management software applications. In addition, the increasing complexity of client/server computing technology has created a demand for applications that support an organization's internal help desk.

In attempting to meet such demands, organizations have been faced with a choice between purchasing pre-packaged applications or building custom applications. Pre-packaged applications are often inflexible, requiring organizations to adopt an unfamiliar approach for managing customer information in order to conform to the process design of the application. Even if a pre-packaged application is initially acceptable, it may not accommodate an organization's desire to add functionality, change processes or expand operations over time. On the other hand, building custom applications can be slow and costly. Today, organizations need customer information management solutions that provide "off-the-shelf" functionality yet can be readily customized to match their internal processes and can be quickly and cost-effectively reconfigured as the organizations grow and their needs evolve.

THE SCOPUS SOLUTION

Scopus is a leading provider of client/server software solutions designed to enable organizations to efficiently capture, manage and share customer information throughout the enterprise and the extended enterprise. The Company's applications offer intranet and internet based solutions that automate external customer support, the product design change process, sales and marketing activities and internal help desk support. The Company's products can be used individually to improve critical business operations or can be integrated with one another and with third party applications to provide comprehensive, enterprise-wide customer information management solutions. Scopus applications are designed to enable organizations to build a knowledgebase of customer information that can be accessed and used by individuals throughout the enterprise to improve customer support and satisfaction. As this knowledgebase grows, organizations can use the resulting reservoir of customer information to develop better products, market products more effectively and provide more efficient and effective customer support.

The Company's products offer customers the following benefits:

APPLICATION CUSTOMIZABILITY. Recognizing that every organization interacts with its customers in a unique and evolving manner, the Company has designed its technology not only to offer a pre-packaged solution but also to allow organizations to slightly tailor or extensively customize Scopus applications without time consuming and costly source code programming changes. As a result, Scopus applications can be adapted to the organization's specific processes, integrated with its existing computing environments and modified as the organization's functional and technical requirements grow or evolve. Scopus applications can be adapted as a customer's environment changes as a result of growth or because of changes in technology, thereby offering the customer long-term solutions.

SCALABILITY AND FLEXIBILITY. The Company's products allow customers to take advantage of the benefits inherent in client/server computing, notably its scalability and flexibility. Scopus applications enable customers to easily add clients to new or existing servers. Organizations can also use Scopus application service modules to incorporate additional functionality into Scopus systems, such as remote access capabilities, telephony integration and multi-site database replication, without costly changes to the overall application architecture. Scopus' continued investment in open standards and open solutions further adds to the scalability and flexibility of Scopus applications. Some of those standards include OLE 2.0 for client communications and third party controls and applications, ODBC for database connectivity, and HTTP and SSI for intranet and internet access.

INTEGRATION CAPABILITIES. The modular, open architecture of Scopus applications and Scopus' published application programming interface ("API") permit customers to integrate the Company's applications with a wide variety of other computer and telephony technologies and products. As a result, Scopus applications can be integrated with many desktop software applications and browsers for Windows, UNIX and Macintosh clients, including popular e-mail applications, spreadsheets and document editors, as well as existing mainframe-based "legacy" systems, other client/server applications and telephony equipment. Each Scopus application has also been designed to operate with many industry standard relational database management systems, graphical user interfaces and network protocols.

ENTERPRISE WIDE CUSTOMER CARE. The architecture of the Scopus system enables an organization to extend its customer care solution across the enterprise. The specific applications for sales and marketing, customer service and support and product and change management all share a common architecture, data model and workflow system so that every customer interaction can be captured, tracked and shared throughout the enterprise.

BUSINESS STRATEGY

The Company's objective is to become the leading supplier of enterprise customer information management software solutions for the global marketplace. To achieve this objective, the Company is pursuing the following strategies:

MAINTAIN TECHNOLOGICAL LEADERSHIP POSITION. Scopus has established itself as a leader in the development and use of technology for customer information management software. Scopus believes that it was the first participant in this market to introduce a data-driven architecture, publish an open API, provide customers with multi-site database replication capability and integrate its applications with telephony services. The Company's applications currently support a variety of client/server computing technologies, including popular client computing platforms, industry standard relational databases and server operating systems. Scopus plans to continue to devote significant resources to maintain its technological leadership.

DEVELOP INDUSTRY SPECIFIC APPLICATIONS. The Company believes the flexibility inherent in its core architecture facilitates the development of applications for targeted vertical markets. The Company believes that industry specific applications allow for shorter sales cycles, require less customization and offer simpler implementation while providing a higher level of industry-specific features and functionality. Scopus originally developed its Scopus SupportTEAM and Scopus QualityTEAM products for use in the software industry. The Company has licensed its products to organizations in a variety of other industries and is currently targeting the technology, telecommunications and financial services industries with industry specific applications. The Company intends to expand its presence in these industries and leverage that presence into other vertical markets. The Company also is working with key customers to develop such applications and believes that these relationships will provide the Company with insight into the specific needs of targeted vertical markets.

TARGET CALL CENTER MARKET. As a result of intense competition driven by factors such as deregulation and technological advances, companies are becoming increasingly focused on providing high levels of customer service to attract new customers while retaining existing customers. In particular, high-volume call centers have emerged as a strategic component of customer service in certain industries. Scopus believes that its products offer a cost-effective solution for high-volume call centers. The Company is currently targeting the call center market and intends to continue to expend significant sales and marketing efforts in this market.

EXPAND RELATIONSHIPS WITH THIRD PARTY CONSULTING ORGANIZATIONS. Scopus has developed and continues to develop relationships with third party consulting organizations to assist customers with the successful customization and implementation of Scopus products. The Company believes that this strategy will enable its customers to achieve efficient customization and implementation of Scopus products, while enabling Scopus to focus on the development, enhancement and marketing of its products. In addition, the Company believes that, as systems integrators become increasingly familiar with Scopus products, such organizations could become a source of recommendations for the Company's products.

EXPAND INTERNATIONAL SALES. Scopus believes there is a significant international market opportunity for its products and that it must devote resources to expand its international sales. To that end, the Company has begun to market localized versions of its products in Italy, Germany, France, Spain and certain Latin American countries and a Kanji version in Japan, and plans to release a localized version for China. To expand its international distribution channels, Scopus has established subsidiaries in the United Kingdom, Canada and France and has established relationships with 17 distributors in various major overseas markets including Europe and Asia Pacific. The Company is exploring other distribution arrangements to broaden its domestic and international channels, and plans to continue to expand its sales force both domestically and internationally.

PRODUCTS

The Company's products currently consist of a suite of five principal applications as well as several related application service modules and a customization tool. The Company's principal applications consist of Scopus SupportTEAM, Scopus ServiceTEAM, Scopus QualityTEAM, Scopus SalesTEAM and Scopus Voyager.

The following table summarizes the Company's products and their principal functions:


------------------------------------------------------------------------------------------------------------------
P  R  O  D  U  C  T                     F  U  N  C  T  I  O  N
------------------------------------------------------------------------------------------------------------------
APPLICATIONS
      Scopus SupportTEAM                 External customer support and internal help desk; problem resolution
      Scopus ServiceTEAM                 Field service management
      Scopus QualityTEAM                 Product error and modification tracking; product design change process
      Scopus SalesTEAM                   Telemarketing and telesales process automation
      Scopus Voyager                     Field sales automation

APPLICATION SERVICE
MODULES
      WebTEAM                            Integration to World Wide Web
      TeleTEAM                           Computer/telephony integration
      WorldTEAM                          Database replication, inter-site distribution and data reconciliation
------------------------------------------------------------------------------------------------------------------
CUSTOMIZATION TOOL
      Scopus Works                       Workflow, business rules and customization
------------------------------------------------------------------------------------------------------------------

The Company's products support a variety of client/server computing technologies, including popular client computing platforms such as Microsoft Windows 3.1, Microsoft Windows 95, Microsoft Windows NT, Motif and Macintosh; industry standard relational databases from Sybase, Oracle, Informix and Microsoft; and server operating systems such as Microsoft Windows NT, Hewlett Packard HP-UX, IBM/AIX, Sun OS and Sun Solaris and Silicon Graphics.

Scopus products may be integrated with each other and with a variety of third party applications. For example, Scopus SupportTEAM can be used in conjunction with Scopus QualityTEAM to integrate customer feedback with the product design change process. Scopus QualityTEAM can accept modification requests created from customer feedback through Scopus SupportTEAM, track the ensuing adjustments and communicate the results back to Scopus SupportTEAM for subsequent closure of all calls related to the modification. Additional service modules available from Scopus significantly enhance the functionality of all Scopus applications. For example, an embedded notification and workflow engine can be used to drive the workflow of the modification process by escalating calls to more senior personnel and notifying other professionals if problems remain unsolved or other issues arise. WorldTEAM may be used to automatically communicate critical information to databases in remote development centers so that personnel throughout the enterprise can access the relevant information.

Scopus applications are currently available in localized versions in Italian, German, French, Spanish and Japanese (Kanji) and the Company plans to release a localized version in Chinese.

The Company's prices for its applications and certain application service modules depend on the number of concurrent users of such products. The domestic list prices for Scopus applications range from approximately $12,000 to $120,000 per server and from approximately $3,000 to $3,500 per concurrent user. The domestic list prices for the Company's application service modules range from approximately $3,000 to $20,000 per server and from $2,000 to $4,000 per concurrent user, and the domestic list price for Scopus Works is approximately $18,000.

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

SCOPUS SERVICETEAM. Scopus ServiceTEAM automates and manages the entire field service cycle, including entitlement management, service call management, dispatch/scheduling management, service parts management, and repair center operations. Scopus ServiceTEAM provides field service organizations with the information and tools required to create service and repair orders and process requests from start to finish. Service agents can quickly validate the customer's entitlement to service. Scopus ServiceTEAM ensures the right personnel are assigned to the job by dispatching technicians based on skills, availability, and location. Scopus ServiceTEAM captures all relevant problem, resolution, parts usage, cost and revenue information, and updates all pertinent records.

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

SCOPUS VOYAGER. Scopus Voyager, commercially introduced in the first quarter of fiscal 1997, is a sales automation solution aimed at the mobile sales professional. Voyager is a complete lead management, account management and opportunity management system and is integrated with the entire suite of Scopus customer care products. In addition, the system includes integrated time management, quote management and other marketing functions. Voyager enables a team-selling approach by enabling field sales professionals to share the latest account and opportunity information with their telesales, telemarketing and customer service organizations. For example, leads qualified in telemarketing can automatically be forwarded to the correct field sales representative for follow-up. All information associated with the lead can then be tracked throughout the entire sales cycle as leads turn into opportunities, closed opportunities become accounts, and accounts in turn generate new opportunities. Voyager allows both mobile and office-resident professionals to independently modify sales information and then automatically synchronizes the information each time the mobile professional reconnects to the central Scopus system.

APPLICATION SERVICE MODULES

The Company has developed application service modules that can be combined with any Scopus application to enhance functionality and create integrated customer information management solutions.

WEBTEAM provides users with read and write access to the Scopus database over the World Wide Web. This product has allowed many of Scopus' customers to provide to their own customers access to a Scopus database in order to speed problem resolution through self-service or to enable direct requests for support.

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

CUSTOMIZATION TOOL

SCOPUS WORKS. Scopus offers a drag-and-drop configuration and customization environment that allow users to personalize all Scopus applications, including presentation logic, business rules and application servers. Scopus Works is an integrated tool set that business process experts can utilize throughout the entire lifecycle for all Scopus applications.

SERVICES

The Company believes that high quality customer service and support are integral components of the application solutions it offers. Accordingly, the Company offers a range of fee-based training, consulting and maintenance services to facilitate the installation and use of the Company's products. The Company uses its own products to provide many of its customer services. As of March 31, 1997, the Company employed 24 persons in its consulting services organization and 52 persons in its support organization which offers customer service, training and documentation services.

CONSULTING SERVICES. The Company employs its own implementation personnel and works with third party consulting organizations and systems integrators to offer on-site project design and implementation services. These consulting services include the installation and implementation of Scopus products, integration of such products with other existing and planned communications and information systems, project management and process reengineering. To meet future requirements for large scale consulting projects, the Company has established relationships with third party systems integrators and professional consulting firms to facilitate direct relationships between such firms and the Company's customers.

SOFTWARE MAINTENANCE AND SUPPORT. The Company's support organization offers a variety of support services to its customers. Customers have the option of purchasing the Company's standard support package or its extended support package. Through its standard support package, the Company provides its customers with 12-hour weekday hotline support, 24-hour electronic support through use of the Company's WebTEAM or CommLink Server products or Scopus' electronic news group service, and periodic product updates and maintenance releases. Annual fees for the Company's standard support package are typically 15% of the license fee for the underlying software. For an additional fee, a customer can purchase the extended support package which complements the services available in the standard support package with 24-hour phone support, priority escalation and the opportunity to have a support representative assigned to the customer's account. To date, substantially all of the Company's expiring maintenance contracts have been renewed.

CUSTOMERS

As of March 31, 1997, the Company had licensed its products to over 350 customers. No customer accounted for 10% or more of total revenues for fiscal 1995, 1996 and 1997. The following is a representative list of the Company's customers:

-------------------------------------------------------------------------------------------------------------------------
COMPUTER                     COMPUTER/                     TELECOMMUNICATIONS                   FINANCIAL/
SOFTWARE                     ELECTRONICS                                                        ACCOUNTING
-------------------------------------------------------------------------------------------------------------------------
Aspen Technology             Acer America                   AT&T                                Bank of America
Autodesk                     Advanced Micro Devices         Alcatel Systems                     Bankers Trust
Baan Company                 Boeing Computer Services       Ascend Communications               E*Trade
Cadence Design Systems       Honeywell                      Bay Networks                        Fleet Financial Services
Computervision               Intel                          Bell Atlantic Nynex Mobile          Instinet
FileNet                      National Semiconductor         Bell South                          Lehman Brothers
Informix                     Packard Bell                   Cincinnati Bell Information Sys.    Lexis-Nexis
Intuit                       Philips Semiconductor          Deutsche Telekom                    Morgan Stanley
Landmark Graphics            Sequent Computer Systems       LA Cellular                         NationsBank
Mentor Graphics              Silicon Graphics               Lucent Technologies                 Principal Financial
Seagate Technology           Sun Microsystems               Nortel                              U.S. Bank
SunSoft                      U.S. Robotics                  OmniTel                             Visa International
Sybase                       VLSI Technologies              Octel Communications                Wells Fargo
Synopsys                                                    PCS Primeco
Viewlogic                                                   Saskatel Mobility
WRQ                                                         Siemens/Rolm
Wall Data                                                   US Long Distance
                                                            Wiltech
                                                            WorldCom

-------------------------------------------------------------------------------------------------------------------------
 OUTSOURCING                 INTERNET                       OTHER
 SERVICES                    SERVICES
-------------------------------------------------------------------------------------------------------------------------
Fujitsu                      America Online                 Boeing Information & Support Services
Matrixx Marketing            Netcom                         Ford Motor Company
Olivetti Worldwide           Netscape                       Polaroid
Stream International                                        Safeguard
Towers Perrin                                               Volvo Data AB
                                                            Yamaha
-------------------------------------------------------------------------------------------------------------------------

SALES AND MARKETING

The Company sells its software and services in North America primarily through a direct sales force. To support its sales force, the Company conducts marketing programs which include direct mail, trade shows, public relations, advertising and ongoing customer communication programs. While the sales cycle varies from customer to customer, it typically ranges from six to nine months. The North American sales organization is based at the Company's corporate headquarters in the San Francisco Bay Area and at ten additional field sales offices in the metropolitan areas of Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, New York, Seattle, Toronto and Washington D.C. The Company markets and sells its software and services outside North America through the direct sales force of its subsidiaries in Europe and has relationships with independent distributors located in other major geographic areas including Europe and Asia. The Company's international distributors typically provide first line technical support and services to their customers.

The Company has increased its domestic and international sales force from 43 sales managers, sales representatives and applications engineers at March 31, 1996 to 102 sales managers, sales representatives and applications engineers at March 31, 1997. The Company intends to continue to expand its direct sales force and to diversify its sales channels by adding third party distributors both domestically and internationally. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient sales personnel and establishing relationships with distributors, resellers and systems integrators. The Company is currently investing, and plans to continue to invest, significant resources to expand its domestic and international direct sales force and develop distribution relationships with third party distributors, resellers and systems integrators. The Company's existing distribution relationships are generally non-exclusive and can be terminated by either party without cause. The Company's distributors also sell or can potentially sell products offered by the Company's competitors. There can be no assurance that the Company will be able to retain or attract a sufficient number of its existing or future third party distribution partners or that such partners will recommend, or continue to recommend the Company's products. The inability to further establish or to maintain successful relationships with distributors, resellers or system integrators could have a material adverse effect on the Company's business, operating results or financial condition. In addition, there can be no assurance that the Company will be able to successfully expand its direct sales force or other distribution channels. Any failure by the Company to expand its direct sales force or other distribution channels would materially adversely affect the Company's business, operating results and financial condition.

The Company has established subsidiaries in the United Kingdom, Canada and France and is currently investing significant resources in its international operations, including the development of third party distributor relationships and the hiring of additional sales representatives. International sales to date have been limited, and there can be no assurance that the Company will be successful in expanding its international operations. In the event the Company is able to increase international revenues as a percentage of total revenues, the Company's business, operating results or financial condition could be materially adversely affected by risks inherent in conducting business internationally, such as changes in currency exchange rates, longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, seasonal reduction in business activity during the summer months in Europe and certain other parts of the world, increases in tariffs, duties, price controls or other restrictions on foreign currencies and trade barriers imposed by foreign nationalities. In this regard, to the extent the Company's international operations expand, the Company expects that an increasing portion of its international license revenues will be denominated in foreign currencies. In addition, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally. There can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to successfully expand its international operations in a timely manner could materially adversely affect the Company's business, operating results or financial condition.

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

DATA-DRIVEN ARCHITECTURE

The Company's products utilize a data-driven architecture that enables users to build and efficiently customize Scopus applications in distributed processing environments. The Company has designed its applications to reference and interpret data that defines a set of application functions (metadata) and is stored in the database. These functions determine the look and feel of the graphical user interface (GUI), the workflow of the applications and the required processing. Since the metadata exists independent from the source code of the foundation and the applications, customers can extensively customize the GUI and processes of each of the applications to meet their diverse internal requirements without the need to make costly changes to product source code. These customizations can include changes to notification and escalation rules, additions of forms, buttons and fields and the development of entirely new screens. Customers make these changes either by using the Scopus design tool, ScopusWorks, by using a scripting language compliant with Microsoft's Visual Basic for Applications or by using another standard fourth generation scripting language, Tcl. The use of metadata enables the Company to efficiently customize its application logic whether that logic is executed as client processes, application services or agent services. Additionally, even customers with different client platforms only need to make changes to the metadata once at the server level. All clients will then automatically receive the changes. The management of software is therefore easier than attempting to manage software changes on a large number of different client machines.

OPEN API TECHNOLOGY

The Company's customers can also customize their Scopus applications through the use of the Company's published and open API, which is used to invoke the functionality of a wide array of third party applications by either the client processes, applications services or agents, thereby further distributing application processing, increasing flexibility and enhancing functionality. Since the Company's API can be used within each component of the Company's architecture, the Company can integrate with third party applications at the most efficient component. The Company's core technology also enables its applications to share a set of application service modules, which coordinate the flow of information and processes within the Scopus system. These application service modules, which can be deployed as customer needs mandate, also support an efficient distribution of computing services. Data-based programmability, efficient use of its application service modules and the API provide the Company with multiple design points to customize its applications.

COMMON CUSTOMER INFORMATION DATABASE

In addition to sharing common core technologies and customization capabilities, Scopus applications share a common normalized table format which utilizes industry standard relational databases (Sybase, Oracle, Informix and Microsoft
SQL). This database is designed to maintain information, such as customer profiles, site identifications, user preferences and permissions, cases and accumulated experience necessary to operate the applications and thereby support customer requirements. Customer profiles include basic customer information such as name and address, as well as site identification and group affiliations. An organization's common customer database contains information on the status of each case, including case origination, case work assignments and open issues. In the Scopus system, a case can be a call, a defect, or a potential sales transaction. Attachments, technical notes and tasks can be associated with each case through bi-directional cross referencing or through support for Microsoft's Object Linking and Embedding (OLE) to facilitate the problem resolution process. As cases accumulate in the database, a common knowledgebase of cases and associated information is created, which allows support representatives and sales personnel to service new cases more effectively and with greater speed.

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

DATAPROBE. DataProbe is a powerful query tool that enables users to construct intelligent Boolean queries based on any field, form or topic in the common customer information database. These queries can be constructed either directly through SQL statements or indirectly through the application interface. DataProbe also permits uses to include automatically generated keywords in the search.

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

FULL-TEXT RETRIEVAL INTEGRATION. An integration with Verity's Full-text Retrieval Engine provides customers with an additional level of problem resolution capabilities. Verity features many document formats, such as Microsoft Office and HTML, for intelligent Boolean queries based on any field, in any language, including multi-byte languages. These queries can be constructed through SQL statements or directly through an API.

RESEARCH AND DEVELOPMENT

As of March 31, 1997, the Company's research and development staff consisted of 64 persons. The Company's research and development expenditures in 1995, 1996 and 1997, were $2.7 million, $5.4 million, and $8.9 million, respectively, representing 18%, 19% and 14% of total revenues, respectively, during such periods.

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

Due to the complexity and sophistication of the Company's software products, the Company's products from time to time contain defects or "bugs" which can be difficult to correct. Furthermore, as the Company continues to develop and enhance its products, there can be no assurance that the Company will be able to identify and correct defects in such a manner as will permit the timely introduction of such products. Moreover, despite extensive testing, the Company has from time to time discovered defects only after its systems have been used by many customers. There can be no assurance that software defects will not cause delays in product introductions and shipments, result in increased costs, require design modifications, or impair customer satisfaction with the Company's products. Any such event could materially and adversely affect the Company's business, operating results and financial condition.

COMPETITION

The customer information management software market is relatively new, intensely competitive, highly fragmented, subject to rapid change, and highly sensitive to new product introductions and marketing efforts by industry participants. The Company competes with a variety of other companies depending on the target market for their products. These competitors include (i) a select number of companies, such as Clarify Inc. and The Vantive Corporation, targeting the enterprise-wide customer information market; (ii) certain public companies, such as Remedy Corporation, Siebel Systems, Inc., Aurum Software, Inc. (which has entered into an agreement to be acquired by Baan Company) and Software Artistry, Inc., as well as a large number of private companies, which offer products targeted at one or more specific markets, including the customer support market, the help desk market, the quality assurance market and the sales and marketing automation market; (iii) professional services organizations, such as Andersen Consulting, that design and develop custom systems; (iv) large information technology providers such as IBM and Computer Associates International, Inc.; and (v) the internal information technology departments of potential customers which develop proprietary customer information management applications. Among the Company's potential competitors are also a number of large hardware and software companies that may develop or acquire products that compete with the Company's products. In this regard, SAP AG and Oracle Corporation have each introduced a customer support module as part of their application suites. The Company believes that many existing competitors and new market entrants will attempt to develop fully integrated customer information management systems that will compete with the Company's products.

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

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND LICENSES

The Company's success is dependent on its ability to protect its proprietary technology. The Company licenses its products in object code form only, although it has source code escrow arrangements with certain customers. The Company relies on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. The Company does not have any patents or patent applications pending, and existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that the Company will be able to protect its proprietary rights against unauthorized third party copying or use, which could materially adversely affect the Company's business, operating results or financial condition.

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

EMPLOYEES

As of March 31, 1997, the Company employed 305 persons, including 130 in sales and marketing, 24 in its consulting services organization, 52 in customer support, 64 in research and development and 35 in finance and administration. Of these, 21 are located in Europe and the remainder are located in North America. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the Company's industry is intense. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

The executive officers and directors of the Company and certain information about them as of March 31, 1997, are as follows:


---------------------------------------------------------------------------------------------------------------
        N  A  M  E           A  G  E                            P  O  S  I  T  I  O  N
---------------------------------------------------------------------------------------------------------------
Ori Sasson                     35            Chairman of the Board, Chief Executive Officer, President and
                                             Director
---------------------------------------------------------------------------------------------------------------
Michele L. Axelson             47            Senior Vice President and Chief Financial Officer
---------------------------------------------------------------------------------------------------------------
A. Aaron Omid                  38            Senior Vice President, Worldwide Operations and Secretary
---------------------------------------------------------------------------------------------------------------
Jeffrey G. Bork                40            Senior Vice President, Marketing
---------------------------------------------------------------------------------------------------------------
Daniel A. Turano               48            Vice President, North America Field Operations
---------------------------------------------------------------------------------------------------------------
Mark J. Barrenechea            32            Vice President, Applications and Technology
---------------------------------------------------------------------------------------------------------------
Steve Jacob                    41            Vice President, Europe
---------------------------------------------------------------------------------------------------------------
Francoise Tourniaire           37            Vice President, Worldwide Service
---------------------------------------------------------------------------------------------------------------
Lyle D. York                   55            Vice President, Customer Relations
---------------------------------------------------------------------------------------------------------------
J. Michael Cline (1) (2)       37            Director
---------------------------------------------------------------------------------------------------------------
Christopher R. Gibbons (1)     48            Director
---------------------------------------------------------------------------------------------------------------
Ronald Abelmann (1)            59            Director
---------------------------------------------------------------------------------------------------------------
Max D. Hopper (2)              62            Director
---------------------------------------------------------------------------------------------------------------


(1) Member of audit committee.

(2) Member of compensation committee.

ORI SASSON is a co-founder of the Company and has served as the Company's Chairman of the Board and Chief Executive Officer since the Company's inception in March 1991. Mr. Sasson has also served as the Company's President since February 1994 and as Secretary from March 1991 to February 1992. From January 1990 to March 1991 and from September 1986 to January 1989, Mr. Sasson was an independent software design consultant. From January 1989 to January 1990, Mr. Sasson was a software engineer at Sybase Corporation, a client/server relational database management software company. From December 1984 to August 1986, Mr. Sasson was a support engineer at Hewlett Packard Company, a manufacturer of computers and related products. Mr. Sasson earned a B.A. degree in Computer Science and a M.S.C. degree in Engineering both from the University of California at Berkeley.

MICHELE L. AXELSON has served as the Company's Senior Vice President and Chief Financial Officer since July 1996. From June 1980 until July 1996, Ms. Axelson held various positions at Arthur Anderson LLP, an international public accounting firm, and was a partner of that firm from 1989 until she joined the Company in July 1996. Ms. Axelson is also a director of Novadigm, Inc. Ms. Axelson is a Certified Public Accountant and earned a B.S. degree in Business Administration from San Jose State University.

A. AARON OMID is a co-founder of the Company and has served as the Company's Senior Vice President, Worldwide Operations since January 1997 and as Secretary since February 1992. From March 1991 to December 1996, Mr. Aaron Omid served as the Company's Vice President, Sales. Mr. Aaron Omid also served as President of the Company from March 1991 to October 1991, and as a director of the Company from March 1991 to October 1992. From August 1990 to February 1991, Mr. Aaron Omid was Vice President, Sales of North America at Opus Systems, a computer hardware manufacturer. From May 1986 to August 1990, he held various marketing and sales positions at Sun Microsystems, a workstation manufacturer, most recently serving as Sales Manager. Mr. Aaron Omid earned a B.S. degree in Electrical Engineering from the University of London.

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

DANIEL A. TURANO has served as the Company's Vice President, North America Field Operations since January 1997. From September 1995 to December 1996 he served as Senior Vice President of Worldwide Operations for Siebel Systems, Inc., a developer of automation software. From 1991 to 1995, Mr. Turano served in various senior sales roles at Oracle Corporation, including Vice President of Oracle Corporation, New York Region. Prior to 1991, Mr. Turano held sales management positions at Natural Language, Inc., Intelligent Business Systems, and Applied Data Research. Mr. Turano earned a B.S. degree in business management from Saint Peter's College and an M.B.A. from Fairleigh Dickenson University.

MARK J. BARRENECHEA has served as the Company's Vice President, Applications and Technology since September 1995. From December 1994 to September 1995, Mr. Barrenechea founded and served as Chief Technical Officer at New View, Inc., a company which provides managed Internet access. From October 1993 to December 1994, Mr. Barrenechea was Vice President, Tools and Technology at Tesseract Corporation, a client/server software company. From October 1991 to October 1993, he held various positions at Microway, Inc., a software development company, most recently serving as President and Managing Director of Microway (Europe) Ltd. Mr. Barrenechea earned a B.A. degree in Computer Science from Saint Michael's College and a M.S. degree in Engineering from Boston University.

STEVE JACOB has served as the Company's Vice President, Europe, since April 1996. From August 1994 to April 1996 he served as the Vice President Europe, Africa, and the Middle East for Landmark Graphics Corporation, a software company. From June 1988 to July 1994 he served as the U.K. Sales Director for Ingres U.K. Ltd. Mr. Jacob earned a B.Ed. degree from the University of London.

FRANCOISE TOURNIAIRE has served as the Company's Vice President, Worldwide Service, since January 1997. From 1994 to 1997, Ms. Tourniaire served as Director of Technical Support for Sybase, a client/server and Internet software and services company. From 1985 to 1994, Ms. Tourniaire held various positions at ASK/Ingres, a relational database management software company, including Director of Educational Services and Director of Technical Support. Ms. Tourniaire earned a B.S. and an M.S. in mathematics from the University of Paris, France, and a Ph.D. in mathematics and science education from the University of California, Berkeley.


LYLE D. YORK has served as the Company's Vice President, Customer Relations since January 1997. From February 1994 to December 1996, Mr. York served as Vice President, Customer Services. From June 1993 to February 1994, he was President of York and Associates, a customer support consulting firm. From January 1991 to June 1993, Mr. York served as Vice President, Software Services at Integraph Corporation, a manufacturer of interactive computer graphics systems. From January 1984 to January 1991, Mr. York held various positions at Daisy/Cadnetix, Inc., a supplier of computer aided design software and hardware systems, most recently serving as Vice President, Customer Support Division.

ITEM 2.  PROPERTIES

The Company's principal administrative, engineering, manufacturing, marketing and sales facilities total approximately 58,000 square feet, and are located in a single building in Emeryville, California under a lease which expires in October 1999. In addition, the Company leases offices in the metropolitan areas of Atlanta, Boston, Chicago, Dallas, Denver, London, Los Angeles, New York, Paris, Seattle, Toronto and Washington, D.C. The Company is in the process of searching for additional space to support its expanded operations. The Company intends to relocate a portion of its operations in the next six to nine months and eventually to consolidate all corporate operations in a new, larger facility. The Company expects that suitable additional space will be available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the quarter ended March 31, 1997.

                                    Part II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS


The Company's common stock is traded on the Nasdaq National Market under the symbol "SCOP". Following the Company's initial public offering on November 16, 1995, the following high and low closing prices were reported by Nasdaq in each quarter:

                                                                 High                  Low
---------------------------------------------------------------------------------------------------
YEAR ENDED MARCH 31, 1996
Third Quarter (since November 16, 1995)                           $19.17               $11.17
Fourth Quarter                                                    $16.83               $ 9.25
---------------------------------------------------------------------------------------------------
YEAR ENDED MARCH 31, 1997
First Quarter                                                     $15.50               $ 8.67
Second Quarter                                                    $21.33               $ 9.50
Third Quarter                                                     $33.33               $20.17
Fourth Quarter                                                    $33.67               $21.75
---------------------------------------------------------------------------------------------------

As of March 31, 1997, the Company had approximately 86 holders of record of its common stock.

The Company has never paid any cash dividends on its capital stock and does not expect to pay any such dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

SCOPUS TECHNOLOGY, INC.
SELECTED CONSOLIDATED FINANCIAL DATA


                                                                             YEAR ENDED MARCH 31,
                                                        ---------------------------------------------------------------
(In thousands, except per share amounts)                   1993           1994         1995          1996          1997
-----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
      Licenses                                          $ 2,002       $ 5,011       $11,097       $19,753       $45,675
      Services and maintenance                              702         1,524         4,153         8,843        17,455
-----------------------------------------------------------------------------------------------------------------------
         Total revenues                                   2,704         6,535        15,250        28,596        63,130
-----------------------------------------------------------------------------------------------------------------------
Cost of revenues:
      Licenses                                              723           305           601           874         2,091
      Services and maintenance                              211           554         3,340         6,915        11,070
-----------------------------------------------------------------------------------------------------------------------
         Total cost of revenues                             934           859         3,941         7,789        13,161
-----------------------------------------------------------------------------------------------------------------------
Gross margin                                              1,770         5,676        11,309        20,807        49,969
Operating expenses:
      Sales and marketing                                   524         2,754         5,937        10,565        24,467
      Research and development                              666         1,532         2,716         5,382         8,881
      General and administrative                            266           714         1,170         2,169         4,989
-----------------------------------------------------------------------------------------------------------------------
         Total operating expenses                         1,456         5,000         9,823        18,116        38,337
-----------------------------------------------------------------------------------------------------------------------
Income from operations                                      314           676         1,486         2,691        11,632
Other income, net                                             7            22            59           468         1,727
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  321           698         1,545         3,159        13,359
Provision for income taxes                                  120           131           572         1,169         4,943
-----------------------------------------------------------------------------------------------------------------------
Net income                                              $   201       $   567       $   973       $ 1,990      $  8,416
=======================================================================================================================
Net income per share                                    $  0.02       $  0.04       $  0.07       $  0.12      $   0.42
=======================================================================================================================
Shares used in per share computations                    11,028        12,714        14,525        16,448        20,067
=======================================================================================================================

                                                                                      MARCH 31,
                                                        ---------------------------------------------------------------
                                                           1993          1994          1995          1996          1997
-----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and investments                  $ 1,085       $   901       $ 3,553       $29,254      $ 79,241
Working capital                                           1,143         1,755         5,671        29,891        83,434
Total assets                                              2,385         5,504        11,424        41,581       108,529
Mandatorily redeemable preferred stock                    1,000         1,400         1,400             -             -
Total shareholders' equity                                  449         1,126         5,900        33,455        92,324

Scopus Technology, Inc.
SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                                             QUARTER ENDED
                                      --------------------------------------------------------------------------------------------
(In thousands, except per              Jun 30,     Sep 30,      Dec 31,      Mar 31,     Jun 30,     Sep 30,    Dec 31,    Mar 31,
share amounts)                          1995        1995         1995         1996        1996        1996       1996       1997
----------------------------------------------------------------------------------------------------------------------------------
Revenues:
     Licenses                         $ 3,667      $ 4,037      $ 5,206      $ 6,843     $ 7,381    $10,043     $13,005    $15,246
     Services and maintenance           2,445        1,900        2,198        2,300       2,922      3,458       4,818      6,257
----------------------------------------------------------------------------------------------------------------------------------
        Total revenues                  6,112        5,937        7,404        9,143      10,303     13,501      17,823     21,503
----------------------------------------------------------------------------------------------------------------------------------
Cost of revenues:
     Licenses                             122          504          131          117         595        244         465        787
     Services and maintenance           2,516        1,511        1,404        1,484       1,961      2,217       3,069      3,823
----------------------------------------------------------------------------------------------------------------------------------
        Total cost of revenues          2,638        2,015        1,535        1,601       2,556      2,461       3,534      4,610
----------------------------------------------------------------------------------------------------------------------------------
Gross margin                            3,474        3,922        5,869        7,542       7,747     11,040      14,289     16,893
Operating expenses:
     Sales and marketing                1,995        2,056        2,954        3,560       4,061      5,642       6,832      7,932
     Research and development           1,024        1,259        1,583        1,516       1,780      2,080       2,315      2,706
     General and administrative           363          390          583          833         850      1,200       1,372      1,567
----------------------------------------------------------------------------------------------------------------------------------
         Total operating expenses       3,382        3,705        5,120        5,909       6,691      8,922      10,519     12,205
----------------------------------------------------------------------------------------------------------------------------------
Income from operations                     92          217          749        1,633       1,056      2,118       3,770      4,688
Other income, net                          37           14          118          299         311        265         431        720
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                129          231          867        1,932       1,367      2,383       4,201      5,408
Provision for income taxes                 48           85          320          716         519        882       1,541      2,001
----------------------------------------------------------------------------------------------------------------------------------
Net income                            $    81      $   146      $   547      $ 1,216     $   848    $ 1,501     $ 2,660    $ 3,407
==================================================================================================================================
Net income per share                  $  0.01      $  0.01      $  0.03      $  0.07     $  0.04    $  0.08     $  0.13    $  0.16
==================================================================================================================================
Shares used in per share computations  15,866       16,388       17,297       16,448      19,110     19,160      20,211     21,707
==================================================================================================================================

                                                                      AS A PERCENTAGE OF TOTAL REVENUES
-----------------------------------------------------------------------------------------------------------------------------------
Revenues:
     Licenses                            60.0%        68.0%        70.3%        74.8%       71.6%      74.4%       73.0%      70.9%
     Services and maintenance            40.0         32.0         29.7         25.2        28.4       25.6        27.0       29.1
-----------------------------------------------------------------------------------------------------------------------------------
         Total revenues                 100.0        100.0        100.0        100.0       100.0      100.0       100.0      100.0
-----------------------------------------------------------------------------------------------------------------------------------
Cost of revenues:
     Licenses                             2.0          8.4          1.7          1.3         5.8        1.8         2.6        3.6
     Services and maintenance            41.2         25.5         19.0         16.2        19.0       16.4        17.2       17.8
-----------------------------------------------------------------------------------------------------------------------------------
          Total cost of revenues         43.2         33.9         20.7         17.5        24.8       18.2        19.8       21.4
-----------------------------------------------------------------------------------------------------------------------------------
Gross margin                             56.8         66.1         79.3         82.5        75.2       81.8        80.2       78.6
Operating expenses:
     Sales and marketing                 32.6         34.6         39.9         38.9        39.4       41.8        38.3       36.9
     Research and development            16.8         21.2         21.4         16.6        17.3       15.4        13.0       12.6
     General and administrative           5.9          6.6          7.9          9.1         8.2        8.9         7.7        7.3
-----------------------------------------------------------------------------------------------------------------------------------
          Total operating expenses       55.3         62.4         69.2         64.6        64.9       66.1        59.0       56.8
----------------------------------------------------------------------------------------------------------------------------------
Income from operations                    1.5          3.7         10.1         17.9        10.3       15.7        21.2       21.8
Other income, net                         0.6          0.2          1.6          3.3         3.0        2.0         2.4        3.3
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                2.1          3.9         11.7         21.2        13.3       17.7        23.6       25.1
Provision for income taxes                0.8          1.4          4.3          7.8         5.0        6.5         8.6        9.3
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                1.3%         2.5%         7.4%        13.4%        8.3%      11.2%       15.0%      15.8%
===================================================================================================================================

Item 7. Management's Discussion and Analyses of Financial Condition and Results of Operations

This report contains forward looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities and Exchange Act of 1934, as amended, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth below, under "Risk Factors" and elsewhere in this report.

OVERVIEW

The Company was founded in March 1991 to develop, market and support client/server software applications and tools for the customer information management market. The Company has been profitable in each fiscal year since its inception. The Company's business has grown rapidly with total revenues increasing from $15.3 million in 1995 to $28.6 million in 1996 and $63.1 million in 1997. The Company's revenues consist of license revenues and services and maintenance revenues. License revenues are comprised of fees for the license of the Company's products, and services and maintenance revenues are comprised of fees for consulting, training and post-contract support ("maintenance").

In recent periods, the Company has sought to increase the use of third party consultants and system integrators to provide implementation, customization and consulting services directly to the Company's customers. The Company's increasing reliance on such third party consultants and systems integrators poses several risks that could have a material adverse effect on the Company's business, operating results and financial condition. For example, there can be no assurance that these third party providers, who have direct obligations to the Company's customers, will be able to continue to provide a level of quality of service required to meet the needs of such customers. If the Company is unable to develop further and to maintain effective, long-term relationships with these third parties, or if these third parties fail to meet the needs of the Company's customers in a timely fashion, the Company's business, operating results and financial condition will be materially adversely affected.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain consolidated statements of operations data expressed as a percentage of total revenues:


                                                                    YEAR ENDED MARCH 31
                                                     ---------------------------------------------------
                                                       1995                1996                1997
--------------------------------------------------------------------------------------------------------
Revenues:
      Licenses                                          72.8   %            69.1   %            72.4   %
      Services and maintenance                          27.2                30.9                27.6
--------------------------------------------------------------------------------------------------------
        Total revenues                                 100.0               100.0               100.0
--------------------------------------------------------------------------------------------------------
Cost of revenues:
      Licenses                                           3.9                 3.0                 3.3
      Services and maintenance                          21.9                24.2                17.5
--------------------------------------------------------------------------------------------------------
        Total cost of revenues                          25.8                27.2                20.8
--------------------------------------------------------------------------------------------------------
Gross margin                                            74.2                72.8                79.2
Operating expenses:
      Sales and marketing                               38.9                36.9                38.8
      Research and development                          17.8                18.8                14.1
      General and administrative                         7.7                 7.7                 7.8
--------------------------------------------------------------------------------------------------------
        Total operating expenses                        64.4                63.4                60.7
--------------------------------------------------------------------------------------------------------
Income from operations                                   9.8                 9.4                18.5
Other income, net                                        0.4                 1.6                 2.7
--------------------------------------------------------------------------------------------------------
Income before income taxes                              10.2                11.0                21.2
Provision for income taxes                               3.8                 4.1                 7.8
--------------------------------------------------------------------------------------------------------
Net income                                               6.4   %             6.9   %            13.4  %
========================================================================================================

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

Revenues from perpetual software license agreements are recognized as revenue upon receipt of an executed license agreement, (or an unconditional purchase order under an existing license agreement), and shipment of the software, if there are no significant post-delivery obligations and collection of the receivables is probable.

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

Total revenues increased 88% from $15.3 million in 1995 to $28.6 million in 1996 and increased 121% to $63.1 million in 1997.

LICENSES

License revenues increased from $11.1 million in 1995 to $19.8 million in 1996 and $45.7 million in 1997, representing 73%, 69% and 72% of total revenues in the respective periods. The increase in license revenues in each period was primarily attributable to expansion of the market for the Company's products, increasing market awareness and acceptance of the Company's products, continuing enhancement and increasing breadth of the Company's product offerings, expansion of the Company's sales and marketing organization and increased sales to new industry segments.

SERVICES AND MAINTENANCE

Revenues from services and maintenance increased from $4.2 million in 1995 to $8.8 million in 1996 and $17.4 million in 1997, representing 27%, 31% and 28% of total revenues in the respective periods. The increases in services and maintenance revenues were primarily the result of increased demand for consulting and systems implementation services from customers purchasing the Company's products for large scale, enterprise-wide implementations, and increases in maintenance revenues from a larger installed product base.

COST OF REVENUES

LICENSES

Cost of licenses consists primarily of royalty payments to third party software vendors and costs of product media, duplication and packaging. Cost of licenses was $601,000 in 1995, $874,000 in 1996, and $2.1 million in 1997, representing
5%, 4% and 5% of license revenues in the respective periods.

SERVICES AND MAINTENANCE

Cost of services and maintenance consists of costs for personnel to provide customer support, training and consulting services, as well as costs paid to third party consulting firms for those services. Cost of services and maintenance was $3.3 million in fiscal 1995, $6.9 million in 1996 and $11.1 million in 1997, representing 80%, 78% and 63% of services and maintenance revenues in the respective periods. The decreases in cost of services and maintenance as a percentage of services and maintenance revenues, in each period, reflect improvements in productivity and efficiencies in both the professional services and technical support organizations. Additionally, maintenance revenues as a percentage of total services and maintenance revenues increased during 1996 and 1997, and costs associated with providing maintenance services are generally lower as a percentage of revenues than the costs associated with consulting services.

OPERATING EXPENSES

SALES AND MARKETING

Sales and marketing expenses increased from $5.9 million in 1995 to $10.6 million in 1996 and $24.5 million in 1997, representing 39%, 37% and 39% of total revenues in the respective periods. The increased dollar amounts of such spending are attributable to the Company's continued expansion of its direct sales force, primarily in the U.S. and also, in 1997, in Europe, and increased marketing activities to support the Company's expanded product line. The Company is in the process of significantly increasing direct sales and marketing expenditures to address certain international and vertical markets. As a result, such expenses may increase as a percentage of total revenues in future periods.

RESEARCH AND DEVELOPMENT

Research and development expenses increased from $2.7 million in 1995 to $5.4 million in 1996 and $8.9 million in 1997, representing 18%, 19% and 14% of total revenues in the respective periods. The increases in the dollar amounts of such spending were the result of increased staffing and associated support costs of software engineers and consultants in connection with expansion and enhancement of the Company's product line and its quality assurance and testing organization. However, continued significant investment in research and development, may vary as a percentage of total revenues.

Based on the Company's research and development process, costs incurred between the establishment of technological feasibility which has been defined as a working model and the time the related product is offered for sale have been insignificant and therefore have not been capitalized in accordance with Statement of Financial Accounting Standards No. 86. All research and development costs are expensed as incurred.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $1.2 million in 1995 to $2.2 million in 1996 and $5.0 million in 1997, representing 8% of total revenues in each of 1995, 1996 and 1997. The increases in dollar amounts were primarily due to increased staffing and related expenditures required to enhance the infrastructure to support the Company's growth.

OTHER INCOME, NET

Other income, net, increased from $59,000 in 1995 to $468,000 in 1996 and $1.7 million in 1997. The substantial increases in 1996 and 1997 was primarily due to investment income earned on the proceeds from the Company's public offerings in November 1995 and November 1996.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 37% for 1995, 1996 and 1997. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109. The effective income tax rate differs from the statutory income tax rate in each year primarily due to the utilization of research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

In November 1995 and 1996, the Company completed public offerings of its Common Stock and recorded net proceeds of $23.9 million and $47.1 million, respectively. Prior to its initial public offering in November 1995, the Company funded its operations through private sales of equity securities and cash generated from operations.

Operating activities generated cash of $1.2 million, $3.4 million and $7.7 million in 1995, 1996 and 1997, respectively. The increases were primarily a result of higher net income and increases in current liabilities and depreciation and amortization, offset by increases in accounts receivable and prepaid expenses and other assets. The Company's accounts receivables increased from $7.5 million in 1996 to $17.7 million in 1997, primarily as a result of the growth in revenues. The average days sales outstanding remained constant at 74 days at March 31, 1996 and 1997. The levels of accounts receivables at each quarter end will be affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues, as licenses to international customers often have longer payment terms.

Investing activities used cash of $1.5 million, $1.8 million and $6.4 million in 1995, 1996 and 1997, respectively. Investing activities consisted primarily of purchases of property and equipment, primarily computer hardware and software to support the growing organization. The Company's excess cash is invested in investment grade securities. During 1996 and 1997 the Company invested $7.5 million and $24.2 million, respectively, in short term investments. As of March 31, 1997, the Company had no significant capital commitments other than normal purchase commitments and commitments under operating leases.

Financing activities provided cash of $3.1 million, $24.1 million and $48.7 million in 1995, 1996 and 1997, respectively, primarily as a result of $3.8 million proceeds from the issuance of preferred stock in 1995 and $23.9 million and $47.1 million of proceeds from public offerings of common stock in 1996 and 1997, respectively.

The Company believes that its existing cash balances, investments and the cash flows generated from operations, if any, will be sufficient to meet its anticipated needs for at least the next twelve months.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

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

Estimating future revenues is difficult because the Company ships its products soon after an order is received and as such does not have a significant backlog. Thus, quarterly license revenues are heavily dependent upon orders received and shipped within the same quarter. Moreover, the Company has generally recorded 50% to 70% of its total quarterly revenues in the third month of the quarter, with a concentration of these revenues in the last half of that third month. This concentration of revenues is influenced by customer tendencies to make significant capital expenditures at the end of a fiscal quarter. The Company expects these revenue patterns to continue for the foreseeable future. In addition, quarterly license revenues are dependent on the timing of revenue recognition, which can be affected by many factors, including the timing of customer installations, completion of customization activity and the fulfillment of acceptance criteria. The Company has from time to time experienced delays in recognizing revenues with respect to certain orders. Despite the uncertainties in its revenue patterns the Company's operating expenses are based upon anticipated revenue levels and such expenses are incurred on an approximately ratable basis throughout the quarter. As a result, if expected revenues are deferred or otherwise not realized in a quarter for any reason, the Company's business, operating results and financial condition would be materially adversely affected.

The Company intends to continue to increase its research and development expenditures in order to pursue its strategy of developing applications tailored to the requirements of specific additional vertical markets, and to continue to increase sales and marketing expenditures significantly as the Company expands its domestic and international sales and marketing staff and develops indirect sales and distribution channels. In addition, general and administrative expenses have increased as the Company invests in the infrastructure needed to support its growing operations. Accordingly, to the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

Due to all of the foregoing factors, it is likely that in some future period the Company's total revenues or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially.

INTENSE COMPETITION. The customer information management software market is relatively new, intensely competitive, highly fragmented, subject to rapid change, and highly sensitive to new product introductions and marketing efforts by industry participants. The Company competes with a variety of other companies depending on the target market for their products. These competitors include (i) a select number of companies, such as Clarify Inc. and The Vantive Corporation, targeting the enterprise-wide customer information market; (ii) certain public companies, such as Remedy Corporation, Siebel Systems, Inc., Aurum Software, Inc. (which has entered into an agreement to be acquired by Baan Company) and Software Artistry, Inc., as well as a large number of private companies, which offer products targeted at one or more specific markets, including the customer support market, the help desk market, the quality assurance market and the sales and marketing automation market; (iii) professional services organizations, such as Andersen Consulting, that design and develop custom systems; (iv) large information technology providers such as International Business Machines Corporation (''IBM'') and Computer Associates International, Inc.; and (v) the internal information technology departments of potential customers, which develop proprietary customer information management applications. Among the Company's potential competitors are also a number of large hardware and software companies that may develop or acquire products that compete with the Company's products. In this regard, SAP AG and Oracle Corporation have each introduced a customer support module as part of their application suites. The Company believes that many existing competitors and new market entrants will attempt to develop fully integrated customer information management systems that will compete with the Company's products.

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

RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON PRODUCT DEVELOPMENT. The market for the Company's products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The Company is currently investing significant resources in product development and expects to continue to do so in the future. The Company's future success will depend on its ability to continue to enhance its current product line and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements and otherwise achieve market acceptance. There can be no assurance that the Company will be successful in continuing to develop and market on a timely and cost-effective basis fully functional product enhancements or new products that respond to technological advances by others, or that these products will achieve market acceptance. In addition, the Company has in the past experienced delays in the development, introduction and marketing of new and enhanced products, and there can be no assurance that the Company will not experience similar delays in the future. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, operating results and financial condition.

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

EXPANSION OF INTERNATIONAL OPERATIONS; FOREIGN CURRENCY FLUCTUATIONS. An important element of the Company's strategy is to expand its international operations. In this regard, although the Company has established subsidiaries in the United Kingdom, Canada and France and is currently investing significant resources in its international operations, including the development of certain third party distributor relationships and the hiring of additional sales representatives, international sales to date have been limited and there can be no assurance that the Company will be successful in expanding its international operations. In the event the Company is able to increase international revenues as a percentage of total revenues, the Company's business, operating results or financial condition could be materially adversely affected by risks inherent in conducting business internationally, such as changes in currency exchange rates, longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, increases in tariffs, duties, price controls or other restrictions on foreign currencies and trade barriers imposed by foreign nationalities. In this regard, to the extent the Company's international operations expand, the Company expects that an increasing portion of its international license revenues will be denominated in foreign currencies. In addition, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally. There can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to successfully expand its international operations in a timely manner could materially adversely affect the Company's business, operating results or financial condition.

MANAGEMENT OF GROWTH. The rapid growth of the Company's business and expansion of its customer base has placed and is expected to continue to place a significant strain on the Company's management and operations. The Company's future operating results will depend on its ability to continue to broaden the Company's senior management group. In this regard, certain key members of the Company's management, including its Chief Financial Officer, Vice President North America Field Operations and Vice President, Europe have recently joined the Company. From time to time, engineers and other employees have left the Company for various reasons, and the Company's future success will depend on its ability to attract, hire and retain skilled employees and to hire replacements for employees that leave the Company. The Company's expansion has also resulted in substantial growth in the number of its employees and the burden placed upon its operating and financial systems, resulting in increased responsibility for both existing and new management personnel. In addition, the Company's ability to effectively manage and support its growth will be substantially dependent on its ability to continue to build upon its financial and management controls, reporting systems and procedures on a timely basis and to expand and maintain highly trained internal and third party resources to provide product customization, implementation, training and other support services. The Company also expects to increase its customer support operations to the extent the installed base of the Company's products continues to grow. Accordingly, the Company's future operating results will depend on the ability of its management and other key employees to continue to implement and improve its systems for operations, financial control and information management, to recruit, train and manage its employee base, in particular, its direct sales force and customer support organization, and to work effectively with third party consulting and implementation service providers. There can be no assurance that the Company will be able to manage or continue to manage its recent or any future growth successfully, and any inability to do so would have a material adverse effect on the Company's business, operating results and financial condition. There also can be no assurance that the Company will be able to sustain the rates of revenue growth that it has experienced in the past.

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

INTELLECTUAL PROPERTY RIGHTS. The Company's success is dependent on its ability to protect its proprietary technology. The Company licenses its products in object code form only, although it has source code escrow arrangements with certain customers. The Company relies on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. The Company does not have any patents or patent applications pending, and existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that the Company will be able to protect its proprietary rights against unauthorized third party copying or use, which could materially adversely affect the Company's business, operating results or financial condition.

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

As is common in the software industry, the Company from time to time receives notices from third parties claiming infringement by the Company's products of third party proprietary rights. While the Company is not currently subject to any such claim, the Company expects its software products will increasingly be subject to such claims as the number of products and competitors in the Company's industry segments grows and the functionality of products overlaps. Any such claim, with or without merit, could result in significant litigation costs and require the Company to enter into royalty and licensing agreements, which could have a material adverse effect on the Company's business, operating results or financial condition. Such royalty and licensing agreements, if required, may not be available on terms acceptable by the Company or at all.

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

VOLATILITY OF SHARE PRICE. The market price for the Company's Common Stock has been and is expected to continue to be significantly affected by factors such as the announcement of new products or product enhancements by the Company or its competitors, technological innovation by the Company or its competitors, quarterly variations in the Company's results of operations or the results of operations of the Company's competitors, changes in earnings estimates or recommendations by securities analysts and general market conditions. In particular, the stock prices for many companies in the technology and emerging growth sector have experienced wide fluctuations which have often been unrelated to the operating performance of such companies. Such fluctuations may adversely affect the market price of the Company's Common Stock.

CONTROL BY OFFICERS, DIRECTORS AND AFFILIATED ENTITIES. The Company's executive officers and directors and venture capital funds affiliated with such directors beneficially own in the aggregate approximately 20.8%, of the issued and outstanding shares of Common Stock. Accordingly, such shareholders will have significant influence over the outcome of all matters (including the election of directors and any merger, consolidation or sale of all or substantially all of the Company's assets) submitted to the shareholders for approval. This ownership interest in the Company may also have the effect of making certain transactions more difficult or impossible, absent the support of such shareholders. Such transactions could include proxy contests, mergers involving the Company, tender offers and open market purchase programs involving Common Stock that could give shareholders of the Company the opportunity to realize a premium over the then prevailing market price for their shares of Common Stock.

EFFECT OF ANTITAKEOVER PROVISIONS. The Company's Board of Directors has the authority to issue up to 2,500,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of such shares without any further vote or action by the Company's shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of Preferred Stock that may be issued in the future. While the Company has no present intention to issue shares of Preferred Stock, such issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, such Preferred Stock may have other rights, including economic rights senior to the Common Stock, and, as a result, the issuance thereof could have a material adverse effect on the market value of the Common Stock. See "Description of Capital Stock."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements together with related notes and the report of Coopers & Lybrand L.L.P., independent accountants, are set forth beginning on page F-1 of Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    Part III

Certain information required by Part III is omitted from this Report on Form 10-K in that the Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 23, 1997, pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


(a) Executive Officers -- See the section titled "Executive Officers and Directors" in Part I, Item 1 hereof.


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

                                    Part IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

                                                                                                        Page Number


(a)  The following documents are filed as part of this Form:
     1.   FINANCIAL STATEMENTS

          Report of Independent Accountants................................................................   F-1

          Consolidated Balance Sheets
          As of March 31, 1996 and 1997....................................................................   F-2

          Consolidated Statements of Operations
          For the Three Years Ended March 31, 1997.........................................................   F-3

          Consolidated Statements of Changes in Shareholders' Equity
          For the Three Years Ended March 31, 1997.........................................................   F-4

          Consolidated Statements of Cash Flows
          For the Three Years Ended March 31, 1997.........................................................   F-5

          Notes to Consolidated Financial Statements.......................................................   F-6

     2.   FINANCIAL STATEMENT SCHEDULE

          Schedule II - Valuation and Qualifying Accounts..................................................   F-16

     3. EXHIBITS

        See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.


(b)  Reports on Form 8-K:

     None

(c)  Exhibits

     See (a) above

(d)  Financial Statement Schedules

     See (a) above

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, California on this 25th day of June, 1997.


                                        SCOPUS TECHNOLOGY, INC.


                                        /s/ Ori Sasson


                                   By: _________________________________

                                        Ori Sasson

                                        Chairman and Chief Executive Officer

POWER OF ATTORNEY


KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Ori Sasson and Michele L. Axelson and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as them may be signed by our said attorney to any and all amendments to this Report on Form 10-K.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:


               SIGNATURE                                     TITLE                              DATE

             /s/ Ori Sasson                    Chairman, and Chief Executive Officer        June 25, 1997
----------------------------------------          (Principal Executive Officer)
               Ori Sasson



         /s/ Michele L. Axelson                 Chief Financial Officer (Principal          June 25, 1997
----------------------------------------        Financial and Accounting Officer)
           Michele L. Axelson



          /s/ J. Michael Cline                               Director                       June 25, 1997
----------------------------------------
            J. Michael Cline


       /s/ Christopher R. Gibbons                            Director                       June 25, 1997
----------------------------------------
         Christopher R. Gibbons


          /s/ Ronald Abelmann                                Director                       June 25, 1997
----------------------------------------
            Ronald Abelmann


           /s/ Max D. Hopper                                 Director                       June 25, 1997
----------------------------------------
             Max D. Hopper


                       REPORT OF INDEPENDENT ACCOUNTANTS


TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF
SCOPUS TECHNOLOGY, INC. AND SUBSIDIARIES:


We have audited the accompanying consolidated balance sheets of Scopus Technology, Inc. and Subsidiaries as of March 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. We have also audited the financial statement schedule listed in Item 14(a)2 of this Form 10K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scopus Technology, Inc. and Subsidiaries as of March 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.


San Francisco, California

April 18, 1997

                                      F1

                            SCOPUS TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                                                                  MARCH 31,
                                                                                                         --------------------------
(In thousands, except share and per share data)                                                             1996            1997
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                                                               $21,792       $ 54,824
     Investments                                                                                               7,462         24,417
     Accounts receivable, net of allowance for doubtful accounts of
      $665 and $1,271 in 1996 and 1997, respectively                                                           7,530         17,712
     Prepaid expenses and other                                                                                  648          1,047
     Deferred income taxes                                                                                       574          1,639
------------------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                                                38,006         99,639
Property and equipment, net                                                                                    2,734          7,038
Prepaid royalties                                                                                                326          1,007
Deferred income taxes                                                                                             83             48
Other assets                                                                                                     432            797
------------------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                                       $41,581       $108,529
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                                                                        $ 1,561       $  2,234
     Accrued liabilities                                                                                       2,544          7,177
     Income taxes payable                                                                                        740          1,938
     Deferred revenue                                                                                          3,270          4,856
------------------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                                            8,115         16,205
Deferred income taxes                                                                                             11              -
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                                    8,126         16,205
------------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 8)
Shareholders' equity:
     Preferred stock, $0.01 par value, authorized 2,500,000 shares:
      none issued and outstanding
     Common stock, $0.001 par value; authorized 50,000,000 shares;
      17,558,237 and 20,199,163 shares issued and outstanding at
      March 31, 1996 and 1997, respectively                                                                       18             20
     Additional paid-in capital                                                                               29,938         80,256
     Deferred compensation                                                                                      (271)          (138)
     Cumulative translation adjustment                                                                            (4)            (4)
     Retained earnings                                                                                         3,774         12,190
------------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                                          33,455         92,324
------------------------------------------------------------------------------------------------------------------------------------
               Total liabilities and shareholders' equity                                                    $41,581       $108,529
------------------------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                                       F2

                            SCOPUS TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      Year Ended March 31,
                                                                           ------------------------------------------
(In thousands, except per share amounts)                                      1995              1996             1997
---------------------------------------------------------------------------------------------------------------------
Revenues:
   Licenses                                                                $11,097          $19,753           $45,675
   Services and maintenance                                                  4,153            8,843            17,455
---------------------------------------------------------------------------------------------------------------------
     Total revenues                                                         15,250           28,596            63,130
---------------------------------------------------------------------------------------------------------------------
Cost of revenues:
   Licenses                                                                    601              874             2,091
   Services and maintenance                                                  3,340            6,915            11,070
---------------------------------------------------------------------------------------------------------------------
     Total cost of revenues                                                  3,941            7,789            13,161
---------------------------------------------------------------------------------------------------------------------
Gross margin                                                                11,309           20,807            49,969
Operating expenses:
   Sales and marketing                                                       5,937           10,565            24,467
   Research and development                                                  2,716            5,382             8,881
   General and administrative                                                1,170            2,169             4,989
---------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                                9,823           18,116            38,337
---------------------------------------------------------------------------------------------------------------------
Income from operations                                                       1,486            2,691            11,632
Other income, net                                                               59              468             1,727
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                   1,545            3,159            13,359
Provision for income taxes                                                     572            1,169             4,943
---------------------------------------------------------------------------------------------------------------------
Net income                                                                 $   973          $ 1,990           $ 8,416
---------------------------------------------------------------------------------------------------------------------
Net income per share                                                       $  0.07          $  0.12           $  0.42
---------------------------------------------------------------------------------------------------------------------
Shares used in per share computations                                       14,525           16,448            20,067
---------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                                      F3

                            SCOPUS TECHNOLOGY, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            Series B Convertible
                                                              Preferred Stock       Common Stock          Additional
                                                         -------------------------------------------       Paid-in       Deferred
(In thousands except share and per share data)              Shares    Amount     Shares       Amount       Capital     Compensation
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1994                                        -    $    -     9,413,500    $    9       $    306         $     -
Common stock issued for cash upon exercise of options            -         -        56,968         1             30               -
Preferred stock issued for cash at $2.00 per share,
   net of issuance costs of $21                          1,895,000        19             -         -          3,750               -
Net income                                                       -                       -         -              -               -
Translation adjustment                                           -         -             -         -              -               -
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1995                                1,895,000        19     9,470,468        10          4,086               -
Common stock issued for cash upon exercise of options            -         -       135,989         -             74               -
Issuance of common stock in public offering, net
   of issuance costs of $968                                     -         -     3,337,500         3         23,860               -
Conversion of mandatorily redeemable preferred stock,
   Series A                                                      -         -     2,386,365         2          1,398               -
Conversion of Series B preferred stock                  (1,895,000)      (19)    1,895,000         2             17               -
Common stock issued for cash on exercise of Series
   B-2 warrants                                                  -         -        51,251         -            137               -
Common stock issued on non-cash exercise of Series
   B-2 warrants                                                  -         -       281,664         1             (1)              -
Issuance of stock options below fair value                       -         -             -         -            367            (367)
Amortization of deferred compensation related to
   stock options                                                 -         -             -         -              -              96
Net income                                                       -         -             -         -              -               -
Translation adjustment                                           -         -             -         -              -               -
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996                                        -         -    17,558,237        18         29,938            (271)
Common stock issued for cash upon exercise of options            -         -       489,656         -            668               -
Issuance of common stock in public offering, net of
   issuance costs of $633                                        -         -     2,020,500         2         47,102               -
Issuance of common stock under Employee Stock
   Purchase Plan                                                 -         -       130,770         -            919               -
Tax benefit from stock plans                                     -         -             -         -          1,677
Cancellation of stock options issued below fair value            -         -             -         -            (48)             48
Amortization of deferred compensation related to
   stock options                                                 -         -             -         -              -              85
Net income                                                       -         -             -         -              -               -
Translation adjustment                                           -         -             -         -              -               -
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                                        -    $    -    20,199,163    $   20       $ 80,256         $  (138)

                                                              Cumulative                              Total
                                                              Translation          Retained        Shareholders'
(In thousands except share and per share data)                Agreement            Savings            Equity
----------------------------------------------------------------------------------------------------------------
Balance at March 31, 1994                                     $     -            $   811              $ 1,126
Common stock issued for cash upon exercise of options               -                  -                   31
Preferred stock issued for cash at $2.00 per share,
   net of issuance costs of $21                                     -                  -                3,769
Net income                                                          -                973                  973
Translation adjustment                                              1                  -                    1
-------------------------------------------------------------------------------------------------------------
Balance at March 31, 1995                                           1              1,784                5,900
Common stock issued for cash upon exercise of options               -                  -                   74
Issuance of common stock in public offering, net
   of issuance costs of $968                                        -                  -               23,863
Conversion of mandatorily redeemable preferred stock,
   Series A                                                         -                  -                1,400
Conversion of Series B preferred stock                              -                  -                    -
Common stock issued for cash on exercise of Series
   B-2 warrants                                                     -                  -                  137
Common stock issued on non-cash exercise of Series
   B-2 warrants                                                     -                  -                    -
Issuance of stock options below fair value                          -                  -                    -
Amortization of deferred compensation related to
   stock options                                                    -                  -                   96
Net income                                                          -              1,990                1,990
Translation adjustment                                             (5)                 -                   (5)
-------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996                                          (4)             3,774               35,455
Common stock issued for cash upon exercise of options               -                  -                  668
Issuance of common stock in public offering, net of
   issuance costs of $633                                           -                  -               47,104
Issuance of common stock under Employee Stock
   Purchase Plan                                                    -                  -                  919
Tax benefit from stock plans                                                                            1,677
Cancellation of stock options issued below fair value               -                  -                    -
Amortization of deferred compensation related to
   stock options                                                    -                  -                   85
Net income                                                          -              8,416                8,416
Translation adjustment                                              -                  -                    -
-------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                                          (4)           $12,190              $92,324
=============================================================================================================

         See accompanying notes to consolidated financial statements.

                               F4

                            SCOPUS TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                              Year Ended March 31
                                                                          ---------------------------------------------------------
(In thousands)                                                                1995                    1996                    1997
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                $  973                 $ 1,990                 $ 8,416
  Adjustments to reconcile net income to net cash provided
      by operating activities:
  Depreciation and amortization                                                519                     947                    2,166
  NoncashAa charges (credits), net                                             193                    (126)                       -
  Changes in assets and liabilities:
      Increase in accounts receivable                                       (2,322)                  (1,882)                (10,182)
      Decrease (increase) in prepaid expenses and other                         71                   (1,167)                 (1,445)
      Increase in deferred income taxes                                       (138)                    (357)                 (1,041)
      Increase in accounts payable                                             286                      828                     673
      Increase in accrued liabilities                                          875                      986                   4,633
      Increase in income taxes payable                                          17                      467                   2,875
      Increase in deferred revenue                                             686                    1,742                   1,586
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    1,160                    3,428                   7,681
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of investments                                                        -                   (7,466)                (24,220)
  Proceeds from sale of investments                                              -                      555                   7,265
  Purchase of property and equipment                                        (1,516)                  (1,815)                 (6,401)
  Proceeds from disposal of property and equipment                              14                       15                      16
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (1,502)                  (8,711)                (23,340)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of common stock options                                31                       74                     668
  Proceeds from issuance of stock under Employee Stock
    Purchase Plan                                                                -                        -                     919
  Proceeds from public offering of stock, net                                    -                    23,863                 47,104
  Proceeds from exercise of warrants                                             -                       137                      -
  Proceeds from issuance of preferred stock                                  3,769                         -                      -
  Repayments undr line of credit, net                                         (750)                        -                      -
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                    3,050                    24,074                 48,691
------------------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    2,708                    18,791                 33,032
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 293                     3,001                 21,792
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $3,001                  $21,792                $54,824
====================================================================================================================================
Supplemental disclosure of cash flow information:
Cash paid for interest                                                       $   16                  $    22                $     -
Cash paid for income taxes                                                   $  702                  $ 1,071                $ 3,109


          See accompanying notes to consolidated financial statements.

                                      F5

                            SCOPUS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

Scopus Technology, Inc. and its subsidiaries (the "Company") is a leading provider of client/server software solutions for the customer information management market. The Company's applications automate external customer support, the product design change process, sales and marketing activities and internal help desk support. The Company's applications are designed to enable organizations to build a customer information knowledgebase that can be accessed and utilized by individuals throughout the enterprise to improve the effectiveness and efficiency of customer support in order to increase customer satisfaction.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements of the Company include the accounts of Scopus Technology, Inc. and its wholly-owned subsidiaries, Scopus Technology U.K. Limited, Scopus Technology Canada Inc. and Scopus Technology France SARL. All significant intercompany accounts and transactions are eliminated in consolidation.

REVENUE RECOGNITION:

The Company recognizes revenue in accordance with the provisions of Statement of Position 91-1 "Software Revenue Recognition." The Company generates revenue primarily from licensing the rights to use its software products to end users and to a lesser extent from sublicense fees from resellers. The Company also generates revenues from consulting, training and post-contract support ("maintenance") services performed for customers who license its products.

Revenues from perpetual software license agreements are recognized as revenue upon receipt of an executed license agreement, (or an unconditional purchase order under an existing license agreement), and shipment of the software, if there are no significant post-delivery obligations and collection of the receivables is probable.

Revenues from maintenance are recognized ratably over the term of the maintenance period, which is typically one year. If maintenance services are included free of charge or discounted in a license agreement, such amounts are unbundled from the license fee at their fair market value based upon the value established by independent sales of such maintenance to customers.

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

COST OF REVENUES:

Cost of licenses includes the cost of media, product packaging, documentation and other production costs, and third-party royalties.

Cost of services consists primarily of salaries, benefits and allocated overhead costs related to consulting, training and customer support personnel, including cost of services provided by third party consultants engaged by the Company.

                            SCOPUS TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company's cash and cash equivalents are maintained with a bank and a brokerage institution.

INVESTMENTS:

The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). This statement requires that securities be classified as "held to maturity," "available for sale" or "trading," and the securities in each classification be accounted for at either amortized cost or fair market value, depending upon their classification. The Company has the intent and ability to hold all investments until maturity. Therefore, all such investments are classified as held to maturity investments and carried at amortized cost in the accompanying financial statements.

SOFTWARE DEVELOPMENT COSTS:

The Company anticipates capitalizing eligible software development costs upon the establishment of technological feasibility which the Company has defined as completion of a working model. The period of time beginning with the establishment of a working model and ending when a product is offered for sale is typically very short. Accordingly, costs eligible for capitalization have been insignificant and, therefore the Company has charged all software development costs to research and development expense in the accompanying consolidated statements of operations.

PROPERTY AND EQUIPMENT:

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of three years for computer hardware and software, five years for furniture and fixtures, and over the remaining term of the principal facility lease for leasehold improvements.

When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations. Maintenance and repairs are charged to operations as incurred.

INCOME TAXES:

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, deferred income tax liabilities and assets are determined based on the difference between the financial reporting amounts and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates in effect for the years in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

FOREIGN CURRENCY TRANSLATIONS AND TRANSACTIONS:

The accounts of the Company's U.K., Canadian and French subsidiaries are translated into U.S. dollars at period end rates of exchange. Revenues and expenses are translated at average rates for the period. The resultant translation adjustments are shown as a separate component of shareholders' equity. Gains and losses from foreign currency transactions are included in the determination of net income and are not material.

                            SCOPUS TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

COMPUTATION OF EARNINGS PER SHARE:

Net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Fully diluted and primary earnings per common share are the same amounts for each of the periods presented. Dilutive common equivalent shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common shares issued by the Company during the twelve months immediately preceding an initial public offering date, plus the number of common equivalent shares which became issuable during the same period pursuant to the grant of stock options (using the treasury stock method and the proposed public offering price), have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented. Convertible preferred stock issued and outstanding is treated as if converted to common stock on their respective dates of original issuance.

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

STOCK SPLIT:

All share and per share amounts for all periods presented have been restated to reflect the three-for-two stock split (effected in the form of a stock dividend) which was effective February 19, 1997.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In February 1997, Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128) was issued and will become effective during the Company's fiscal year ending March 31, 1998. The Company expects that the implementation of SFAS 128 should not have a material effect on the earnings per share calculation.

3. CONCENTRATIONS OF CREDIT RISK:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company has investment policies that limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as credit worthy. The Company's customer base consists primarily of large, well established companies. The Company provides reserves for credit losses which have not been significant to date. In 1995, 1996 and 1997, there were no customers that accounted for greater than 10% of revenues.

                            SCOPUS TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENTS:

At March 31, 1996 and 1997, the amortized cost and fair value of the Company's investments consisted of the following (in thousands):


                                                                                                      MARCH 31,
                                                                                ----------------------------------------------------
                                                                                          1996                         1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                AMORTIZED         FAIR        AMORTIZED      FAIR
                                                                                   COST          VALUE           COST        VALUE
------------------------------------------------------------------------------------------------------------------------------------
Municipal debt securities                                                          $6,462        $6,474        $24,417      $24,410
U.S. Treasury debt securities                                                       1,000           999              -            -
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   $7,462        $7,473        $24,417      $24,410
------------------------------------------------------------------------------------------------------------------------------------

At March 31, 1997, amortized cost and fair values of debt securities by contractual maturity were as follows:
                                                                                                             AMORTIZED        FAIR
                                                                                                               COST           VALUE
------------------------------------------------------------------------------------------------------------------------------------
Due within one year                                                                                          $24,417        $24,410
Due after one year through five years                                                                              -              -
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             $24,417        $24,410
------------------------------------------------------------------------------------------------------------------------------------

5. PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consist of the following (in thousands):


                                                                                                              MARCH 31,
                                                                                                   ---------------------------------
                                                                                                            1996          1997
------------------------------------------------------------------------------------------------------------------------------------
Computer equipment and software                                                                          $ 3,484       $ 8,664
Furniture and fixtures                                                                                       740         1,671
Leasehold improvements                                                                                        70           332
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           4,294        10,667
Less accumulated depreciation and amortization                                                            (1,560)       (3,629)
------------------------------------------------------------------------------------------------------------------------------------
     Total property and equipment, net                                                                   $ 2,734       $ 7,038
------------------------------------------------------------------------------------------------------------------------------------

                            SCOPUS TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. ACCRUED LIABILITIES:

Accrued liabilities consist of the following (in thousands):


                                                                 MARCH 31,
                                                          ----------------------
                                                            1996            1997
--------------------------------------------------------------------------------
Commissions                                               $  842          $2,283
Employee compensation                                        635           1,394
Employee withholdings                                        359             498
Sales and use taxes                                           98             590
Royalties                                                    134             524
Other                                                        476           1,888
--------------------------------------------------------------------------------
                                                          $2,544          $7,177
--------------------------------------------------------------------------------


7. LINE OF CREDIT:


As of March 31, 1996, the Company had a $4,000,000 line of credit agreement with a bank under which there were no amounts outstanding. The line expired in September 1996 and the Company has not renewed it.

8. COMMITMENTS AND CONTINGENCIES:

LEASES:

The Company leases administrative and sales offices under non-cancellable operating leases and subleases expiring through March 2002. Total rent expense for the years ended March 31, 1995, 1996 and 1997, was $648,000, $859,000 and
$1,589,000, respectively. Minimum future rental payments under these operating leases as of March 31, 1997, are as follows (in thousands):


                                1997
------------------------------------
1998                          $1,436
1999                           1,286
2000                             622
2001                              86
2002                              86
Thereafter                         -
------------------------------------
                              $3,516
------------------------------------


The Company is subject to variou legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

                            SCOPUS TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY

In November 1995, the Company completed the initial public offering (IPO) of 4,140,000 shares of its common stock, of which 3,337,500 shares were issued and sold by the Company and 802,500 were sold by selling shareholders. As a result of this offering, the Company recorded proceeds of $23.9 million, net of related underwriting discounts and offering expenses. In conjunction with the IPO, all shares of Series A and B preferred stock were automatically converted to common stock. Additionally, 422,500 Series B-2 warrants were exercised on a net exercise basis for 281,664 shares of common stock.

In November 1996, the Company completed the public offering of 3,450,000 shares of its common stock, of which 2,020,500 shares were issued and sold by the Company and 1,429,500 were sold by selling shareholders. As a result of this offering, the Company recorded proceeds of $47.1 million, net of related underwriting discounts and offering expenses.

PREFERRED STOCK:

At March 31, 1997, the Company was authorized to issue 2,500,000 shares of preferred stock. No preferred stock was issued or outstanding as of March 31, 1997.

In June 1994, 1,895,000 shares of Series B-1 preferred stock were issued at a price of $2.00 per share for proceeds of $3,768,684, net of issuance costs of $21,315. In conjunction with this issuance, the purchasers received warrants to purchase up to 473,750 shares of Series B-2 preferred stock. The warrants were exercisable, at an exercise price of $2.67 per share. In connection with the initial public offering of the Company's common stock, warrants to purchase 51,250 shares of Series B-2 preferred stock were exercised for cash and 281,664 shares of Series B-2 preferred stock were issued upon the cashless exercise of the remaining 422,500 warrants. All outstanding shares of Series A preferred stock and Series B preferred stock were automatically converted into common stock upon the initial public offering.

1991 STOCK OPTION PLAN:

In December 1991, the Company adopted the 1991 Stock Option Plan (the "Plan") under which eligible employees, directors, and consultants can receive options to purchase shares of the Company's common stock at a price generally not less than 100% and 85% of the fair value of the common stock on the date of the grant of incentive stock options and nonstatutory stock options, respectively. Stock purchase rights may also be granted under the Plan. The Plan, as amended, allows for the issuance of a maximum of 5,550,000 shares of the Company's common stock, provided that the Plan as amended shall allow for the issuance of a maximum of 7,050,000 shares of the Company's common stock upon approval of the Company's shareholders. This number of shares of common stock has been reserved for issuance under the Plan. The options granted under the Plan are exercisable over a maximum term of ten years from the date of grant and generally vest in various installments over a four-year period.

                            SCOPUS TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the activity under the 1991 Plan is set forth below:



                                                                                   OPTIONS OUTSTANDING
                                                        ---------------------------------------------------------------------------
                                                                                                     WEIGHTED
                                            OPTIONS                                                  AVERAGE
                                           AVAILABLE         NUMBER OF              PRICE PER        EXERCISE           AGGREGATE
                                           FOR GRANT          SHARES                  SHARE           PRICE               PRICE
-----------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1994                  1,256,295           392,627       $         0.54           $ 0.54        $   213,590
      Granted                               (527,625)          527,625                 0.54             0.54            287,028
      Exercised                                    -           (56,968)                0.54             0.54            (30,991)
      Canceled                               158,627          (158,627)                0.54             0.54            (86,293)
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1995                    887,297           704,657                 0.54             0.54            383,334
      Authorized                           1,595,860                 -                    -                -                  -
      Granted                             (1,678,577)        1,678,577          0.54 - 9.67             3.58          6,010,078
      Exercised                                    -          (135,989)                0.54             0.54            (73,978)
      Canceled                               221,201          (221,201)         0.54 - 8.00             0.98           (217,125)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1996                  1,025,781         2,026,044          0.54 - 9.67             3.01          6,102,309
      Authorized                             750,000                 -                    -                -                  -
      Granted                             (1,561,978)        1,561,978         8.67 - 32.17            20.37         31,819,092
      Exercised                                    -          (489,656)         0.54 - 9.67             1.37           (668,515)
      Canceled                               221,812          (221,812)        0.54 - 23.33             5.07         (1,124,056)
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                    435,615         2,876,554       $0.54 - $32.17           $12.56        $36,128,830
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
EXERCISABLE AT MARCH 31, 1997                                  546,592       $0.54 - $23.33           $ 3.84        $ 2,100,006
------------------------------------------------------------------------------------------------------------------------------------

The Company recorded deferred compensation of $367,000 for options granted during the year ended March 31, 1996. This deferred compensation, net of cancellations, is being amortized ratably over the vesting period of the related options.

1995 DIRECTOR PLAN:

In September 1995, the Company adopted a stock option plan for non-employee members of its Board of Directors (the "Director Plan") pursuant to which 112,500 shares of the Company's common stock have been reserved for issuance. As of March 31, 1997, 45,000 options, with exercise prices ranging from $11.75 to $12.17 have been granted, 39,375 options were outstanding and none were exercisable under the plan.

In addition, two directors declined their automatic initial grants under the Director Plan. On August 16, 1996, such directors were each granted, pursuant to the 1991 Stock Option Plan, an option to purchase 22,500 shares of common stock at the fair market value of the common stock at the date of grant. Such options vest ratably over a four year period, and none are exercisable as of March 31, 1997.

EMPLOYEE STOCK PURCHASE PLAN:

In September 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 450,000 shares of the Company's common stock has been reserved for issuance under the Purchase Plan. The Purchase Plan enables eligible employees to purchase common stock at 85% of the lesser of the fair market

                            SCOPUS TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

value of the Company's common stock on (i) the date of the participant's entry into a one-year offering period, or (ii) the end of the applicable six-month purchase segment within such offering period. As of March 31, 1997, 130,770 shares had been issued under this plan.

STOCK-BASED COMPENSATION:

The Company has elected to continue to use the intrinsic value-based method to account for all its employee stock-based compensation plans. Under APB Opinion No. 25, Accounting for Stock Issued to Employees, the Company has recorded no compensation expense related to its stock option plans for the years ended March 31, 1995, 1996 and 1997, except for the options granted during the period May 1995 through September 1995, because the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option.

Pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123), the Company is required to disclose the pro forma effects on net income and net income per share as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined consistent with the fair value approach enumerated in SFAS 123, the Company's net income and net income per share for the year ended March 31, 1996 and 1997 would have been as indicated below:


                                                                                                             YEAR ENDED MARCH 31,
                                                                                                           -------------------------
(In thousands, except per share amounts)                                                                     1996            1997

------------------------------------------------------------------------------------------------------------------------------------
----
Net income - as reported                                                                                    $1,990         $8,416
Net income - pro forma                                                                                      $1,433         $5,352

Earnings per share - as reported                                                                            $ 0.12         $ 0.42
Earnings per share - pro forma                                                                              $ 0.09         $ 0.27
------------------------------------------------------------------------------------------------------------------------------------
----

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1997; risk-free interest rate of 5.74%; expected life of 3.84 years; 75% expected volatility; and no dividends.

The fair value of employees' stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted average assumptions for 1996 and 1997; risk-free interest rate of 5.74%; expected life of 0.75 years; 75% expected volatility; and no dividends.

Pro forma net income reflects only options granted in 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period of generally four years, and compensation cost for options granted prior to April 1, 1995 is not considered.

                            SCOPUS TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding at March 31, 1997:


                                                  March 31, 1997
------------------------------------------------------------------------------------------------------------------
                              Options Outstanding                                  Options Exercisable
------------------------------------------------------------------------------------------------------------------
                                                  Weighted
                                                  Average           Weighted                           Weighted
          Range of                Number         Remaining          Average           Number           Average
       Exercise Prices          Outstanding   Contractual Life   Exercise Price     Exercisable     Exercise Price
------------------------------------------------------------------------------------------------------------------
 $ 0.5440 -    $ 2.6667          737,617           7.87           $ 0.9567           311,685             $ 0.7833
 $ 4.5333 -    $ 9.8333          874,344           8.82           $ 7.4224           216,934             $ 6.6847
 $10.8333 -    $23.3333          903,403           9.69           $20.5776            17,973             $22.5731
 $25.2500 -    $32.1667          400,565           9.74           $26.4795                 -             $      -
------------------------------------------------------------------------------------------------------------------
 $ 0.5440 -    $32.1667        2,915,929           8.91           $12.5441           546,592             $ 3.8420
------------------------------------------------------------------------------------------------------------------


10. INCOME TAXES:

The components of the provision for income taxes are as follows (in thousands):



                                                                                        Year Ended March 31,
                                                                                 ---------------------------------
                                                                                  1995          1996          1997
------------------------------------------------------------------------------------------------------------------
Federal:
     Current                                                                      $565        $1,200        $4,658
     Deferred                                                                     (130)        (335)          (876)
------------------------------------------------------------------------------------------------------------------
                                                                                   435          865          3,782
------------------------------------------------------------------------------------------------------------------
State:
     Current                                                                       129          283          1,193
     Deferred                                                                       (8)         (22)           (77)
------------------------------------------------------------------------------------------------------------------
                                                                                   121          261          1,116
------------------------------------------------------------------------------------------------------------------
Foreign:
     Current                                                                        16           43             45
     Deferred                                                                        -            -              -
------------------------------------------------------------------------------------------------------------------
                                                                                    16           43             45
------------------------------------------------------------------------------------------------------------------
       Provision for income taxes                                                 $572       $1,169         $4,943
------------------------------------------------------------------------------------------------------------------

                            SCOPUS TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

                                                                            Year Ended March 31,
                                                           -----------------------------------------------------
                                                                1995                  1996                  1997
---------------------------------------------------------------------------------------------------------------------

Statutory federal income tax rate                               34.0 %                34.0 %                35.0 %
State taxes, net of federal income tax benefit                   6.1                   6.1                   6.3
Utilization of research and development credits                 (7.6)                 (4.1)                 (3.0)
Other                                                            4.5                   1.0                  (1.3)
---------------------------------------------------------------------------------------------------------------------
                                                                37.0 %                37.0 %                37.0 %
---------------------------------------------------------------------------------------------------------------------

Significant components of the Company's deferred tax balances are as follows (in thousands):

                                                                                                MARCH 31
                                                                                    ---------------------------------
                                                                                           1996                  1997
----------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Current:
     Accrued employee benefits                                                             $161                  $621
     Allowance for doubtful accounts                                                        267                   523
     Deferred rent                                                                           30                    27
     State taxes                                                                             94                   428
     Capital loss carryforwards                                                              22                    26
     Prepaid royalties                                                                        -                    14
---------------------------------------------------------------------------------------------------------------------
                                                                                            574                 1,639
---------------------------------------------------------------------------------------------------------------------
  Noncurrent:
     Prepaid royalties                                                                       83                    48
---------------------------------------------------------------------------------------------------------------------
                                                                                             83                    48
---------------------------------------------------------------------------------------------------------------------
       Total deferred tax assets                                                            657                 1,687
---------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities
  Noncurrent:
    Property and equipment                                                                  (11)                    -
---------------------------------------------------------------------------------------------------------------------
       Total deferred tax liabilities                                                       (11)                    -
---------------------------------------------------------------------------------------------------------------------
          Net deferred tax assets                                                          $646                $1,687
---------------------------------------------------------------------------------------------------------------------


11. 401(K) SAVINGS PLAN:

The Company adopted a 401(k) plan for employees on April 1, 1994. All employees who meet certain service requirements are eligible to participate. Matching contributions are at the discretion of the Company. As of March 31, 1997, the Company had not elected to make any discretionary contributions.

                            SCOPUS TECHNOLOGY, INC.

           SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


Allowance for Doubtful Accounts (in thousands):


                                                           Additions
                                                   -------------------------
                                   Balance at      Charged to     Charged to
                                   Beginning       Costs and        Other                        Balance at
      Description                  of Period        Expenses       Accounts     Deductions      End of Period
-------------------------------------------------------------------------------------------------------------
Year ended March 31, 1995          $150             $  551          -          $  (352)         $  349
Year ended March 31, 1996           349              1,072          -             (756)            665
Year ended March 31, 1997           665              1,967          -           (1,361)          1,271
-------------------------------------------------------------------------------------------------------------

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION OF DOCUMENT

3.1 *          Restated Articles of Incorporation of the Company.

3.4 **         Bylaws of the Company.

4.1 **         Specimen Common Stock Certificate of the Company.

10.1 **        Form of Indemnification Agreement.

10.2 ***(1)    1991 Stock Option Plan and form of Stock Option Agreement.

10.3 **(1)     Employee Stock Purchase Plan and form of subscription agreement.

10.4 **(1)     Director Stock Option Plan.

10.5 ** Amended and Restated Rights Agreement dated as of June 10, 1994 by and among the Company and certain investors.

10.6 ** Watergate Office Lease between Watergate Tower Associates and the Company dated as of August 22, 1994, as amended by Amendment thereto dated April 1995.

11.1           Computation of Earnings per Share.

21.1           Subsidiaries of the Company.

23.1           Consent of Coopers & Lybrand L.L.P., Independent Auditors.

24.1           Power of Attorney (see page 34).

27             Article 5 of Regulation S-X



* Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1996 (number 0-26948)

** Incorporated by reference from the Company's Registration Statement on Form SB-2 (number 33-97674-LA), as amended, filed on October 2, 1995.



*** Incorporated by reference to the Company's Registration Statement on Form S-1 (number 333-15593), filed on November 8, 1996.



(1) Management contract or compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(c) of this report.



                                   S1