Form 10-Q
period 1997-06-30
SCOPUS TECHNOLOGY INC
filed 1997-08-14
CIK 894705

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                   (Mark one)

     [  X   ] Quarterly report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 1997

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

                                  Yes   X    No
                                      -----    -----

There were 20,383,358 shares of the registrant's $.001 par value Common Stock outstanding as of June 30,1997.

                             SCOPUS TECHNOLOGY, INC.

                                TABLE OF CONTENTS



                                                                                   Page
                                                                                   ----


PART I.       Financial Information

    Item 1.       Financial Statements

                      Condensed Consolidated Balance Sheets                           3

                      Condensed Consolidated Statements of Operations                 4

                      Condensed Consolidated Statements of Cash Flows                 5

                      Notes to Condensed Consolidated Financial Statements            6


    Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                 7


PART II.      Other Information

    Item 5.       Other Information                                                  16

    Item 6.       List of Exhibits and Reports on Form 8-K                           18

Signatures                                                                           19

Index to Exhibits                                                                    20


                             SCOPUS TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                   (Unaudited)
                                                                 March 31,          June 30,
                                                               ---------------------------------
(In thousands)                                                      1997              1997
------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                     $   54,824        $   53,949
     Investments                                                       24,417            26,225
     Accounts receivable, net                                          17,712            19,408
     Prepaid expenses and other                                         2,686             2,662
------------------------------------------------------------------------------------------------
        Total current assets                                           99,639           102,244
Property and equipment, net                                             7,038             8,002
Other assets                                                            1,852             1,787
------------------------------------------------------------------------------------------------
            Total assets                                           $  108,529        $  112,033
------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                              $    2,234        $    2,186
     Accrued liabilities                                                7,177             6,300
     Income taxes payable                                               1,938             1,173
     Deferred revenue                                                   4,856             4,992
------------------------------------------------------------------------------------------------
        Total current liabilities                                      16,205            14,651
Shareholders' equity:
     Common stock and paid-in capital                                  80,134            82,638
     Retained earnings                                                 12,190            14,744
------------------------------------------------------------------------------------------------
        Total shareholders' equity                                     92,324            97,382
------------------------------------------------------------------------------------------------
            Total liabilities and shareholders' equity             $  108,529        $  112,033
------------------------------------------------------------------------------------------------





                             See accompanying notes

                             SCOPUS TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                (Unaudited)
                                                            Three Months Ended
                                                                  June 30,
                                                            -----------------------
(In thousands, except per share amounts)                      1996         1997
-----------------------------------------------------------------------------------
Revenues:
     Licenses                                                $  7,381     $ 15,006
     Services and maintenance                                   2,922        6,601
-----------------------------------------------------------------------------------
        Total revenues                                         10,303       21,607
-----------------------------------------------------------------------------------
Cost of revenues:
     Licenses                                                     595          415
     Services and maintenance                                   1,961        4,160
-----------------------------------------------------------------------------------
        Total cost of revenues                                  2,556        4,575
-----------------------------------------------------------------------------------
Gross margin                                                    7,747       17,032
Operating expenses:
     Sales and marketing                                        4,061        9,571
     Research and development                                   1,780        2,514
     General and administrative                                   850        1,658
-----------------------------------------------------------------------------------
        Total operating expenses                                6,691       13,743
-----------------------------------------------------------------------------------
Income from operations                                          1,056        3,289
Other income, net                                                 311          765
-----------------------------------------------------------------------------------
Income before income taxes                                      1,367        4,054
Provision for income taxes                                        519        1,500
-----------------------------------------------------------------------------------
Net income                                                   $    848     $  2,554
-----------------------------------------------------------------------------------
Net income per share                                         $   0.04     $   0.12
-----------------------------------------------------------------------------------
Shares used in per share computations                          19,110       21,771
-----------------------------------------------------------------------------------




                             See accompanying notes

                             SCOPUS TECHNOLOGY, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     (Unaudited)
                                                                                 Three Months Ended
                                                                                       June 30,
                                                                            ------------------------------
(In thousands)                                                                  1996             1997
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $       848       $    2,554
     Adjustments to reconcile net income to net cash provided
        by operating activities:
       Depreciation and amortization                                                 377              805
       Noncash charges (credits), net                                                462                2
       Changes in assets and liabilities:
        Increase in accounts receivable                                           (1,427)          (1,696)
        (Increase) decrease in prepaid expenses and other                           (617)              89
        Increase (decrease) in accounts payable                                      936              (48)
        Decrease in accrued liabilities                                              (19)            (877)
        (Decrease) increase in income taxes payable                                 (679)             416
        Increase in deferred revenue                                                 390              136
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            271            1,381
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments                                                         (43)          (4,110)
     Proceeds from sale/maturity of investments                                    2,200            2,302
     Purchase of property and equipment                                           (1,080)          (1,750)
     Proceeds from disposal of property and equipment                                  5                -
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                1,082           (3,558)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of common stock options                                  159              698
     Proceeds from issuance of stock under Employee Stock Purchase Plan              429              604
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            588            1,302
----------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               1,941             (875)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  21,792           54,824
----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $    23,733       $   53,949
----------------------------------------------------------------------------------------------------------



                             See accompanying notes

                             SCOPUS TECHNOLOGY, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the three months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in Scopus Technology, Inc.'s Report on Form 10-K for the year ended March 31, 1997.

NOTE 2. INCOME TAXES

As a result of employee stock option exercises during the three months ended June 30, 1997, the Company recognized a $1,181,000 tax benefit. This benefit was credited directly to shareholders' equity and, accordingly, was not reflected in the income tax provision.

NOTE 3. STOCK SPLIT

All share and per share data in this Form 10-Q have been adjusted to give effect to the three-for-two stock split distributed on February 19, 1997 to holders of record on February 7, 1997.

NOTE 4. SUBSEQUENT EVENTS

On July 23, 1997 the shareholders approved an amendment to the 1991 Stock Option Plan (the "Plan") to increase the shares reserved for issuance thereunder by 1,500,000 shares, bringing the total number of shares issuable under the Plan to 7,050,000.

In August 1997, the Company entered into a five year lease for a new office facility in Emeryville, California. Payments under this lease are anticipated to commence in October 1997 and will be approximately $1.3 million per annum. The Company is also obligated to spend approximately $1.1 million on tenant leasehold improvements prior to occupying the facility.

NOTE 5.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 1997, Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" was issued and is effective for the Company's year ending March 31, 1998. In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" were issued and are also effective for the year ending March 31, 1998. The Company has not determined the impact of the implementation of these pronouncements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward looking statements within in the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth below, under "Overview", "Qualitative and Quantitative Disclosure About Market Risk" and elsewhere in this report.


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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain condensed consolidated statement of operations data expressed as a percentage of total revenues:


                                                                 (Unaudited)
                                                              Three Months Ended
                                                                   June 30,
                                                         -----------------------------
                                                            1996          1997
--------------------------------------------------------------------------------------
Revenues:
     Licenses                                                  71.6 %         69.4 %
     Services and maintenance                                  28.4           30.6
--------------------------------------------------------------------------------------
        Total revenues                                        100.0          100.0
--------------------------------------------------------------------------------------
Cost of revenues:
     Licenses                                                   5.8            1.9
     Services and maintenance                                  19.0           19.3
--------------------------------------------------------------------------------------
        Total cost of revenues                                 24.8           21.2
--------------------------------------------------------------------------------------
Gross margin                                                   75.2           78.8
Operating expenses:
     Sales and marketing                                       39.4           44.3
     Research and development                                  17.3           11.6
     General and administrative                                 8.2            7.7
--------------------------------------------------------------------------------------
        Total operating expenses                               64.9           63.6
--------------------------------------------------------------------------------------
Income from operations                                         10.3           15.2
Other income, net                                               3.0            3.5
--------------------------------------------------------------------------------------
Income before income taxes                                     13.3           18.7
Provision for income taxes                                      5.0            6.9
--------------------------------------------------------------------------------------
Net income                                                      8.3 %         11.8 %
--------------------------------------------------------------------------------------


   Revenues
   --------

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

     Revenues from maintenance services are recognized ratably over the term of the maintenance periods which are typically one year. If maintenance services are included free of charge or discounted in a license agreement, such amounts are unbundled from the license fee at their fair market value based upon the value established by independent sales of such maintenance services to customers.

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

     Licenses. License revenues increased 103% from $7.4 million for the three
     --------
months ended June 30, 1996 to $15.0 million for the three months ended June 30, 1997, representing 72% and 69% of total revenues in the respective periods. The increase in license revenues was primarily due to increasing market awareness and acceptance of the Company's product offerings, continuing enhancement and increasing breadth of the Company's product offerings, expansion of the Company's sales and marketing organization and sales to new industry segments.

     Services and Maintenance. Services and maintenance revenues increased 126%
     ------------------------
from $2.9 million for the three months ended June 30, 1996 to $6.6 million for the three months ended June 30, 1997, representing 28% and 31% of total revenues in the respective periods. The increase in services and maintenance revenues were primarily the result of increased demand for consulting and systems implementation services from customers purchasing the Company's products for large scale enterprise-wide implementations, and increases in maintenance revenues from a larger installed product base. The Company continues to focus on the product side of its business and the increased use of outside third party consulting firms to provide implementation services directly to the Company's customers.

   Cost of Revenues
   ----------------

     Licenses. Cost of licenses consists primarily of royalty payments to third
     --------
party software vendors and costs of product media, duplication and packaging. Cost of licenses decreased from $595,000 for the three months ended June 30, 1996 to $415,000 for the three months ended June 30, 1997, representing 8% and 3% of license revenues respectively. The decrease in cost of licenses in absolute dollars for the three months ended June 30, 1997 and as a percentage of license revenues is primarily a result of lower royalty fees paid to third party software vendors because of a lower level of sales of third party software as compared to the similar period in the prior year. Although the Company does not expect revenues and costs from the distribution of third party software vendors to be significant in future periods, period to period fluctuations in the level of such revenues may occur and the Company's gross margins and results of operations could be materially adversely affected.

     Services and Maintenance. Cost of services and maintenance increased from
     ------------------------
$2.0 million for the three month period ended June 30, 1996 to $4.2 million for the comparable period in 1997. Cost of services and maintenance revenues as a percentage of services and maintenance revenues decreased to 63% for the quarter ended June 30, 1997 from 67% in the comparable period of the prior year. This decrease as a percentage of services and maintenance revenues reflects improvements in productivity and efficiencies in both the professional service and technical support organizations.

   Operating expenses
   ------------------

     Sales and Marketing. Sales and marketing expenses increased from $4.1
     -------------------
million for the three month period ended June 30, 1996 to $9.6 million for the comparable period in 1997. As a percentage of total revenues, sales and marketing expenses increased to 44% for the three month period ended June 30, 1997 from 39% in the comparable period of the prior year. These increases were primarily the result of costs associated with the expansion of the Company's sales and marketing organization, both domestically and internationally, and the additional investments being made as the Company implements its vertical market strategy. In addition, marketing expenses in the three months ended June 30, 1997 included increased expenditures related to the Company's product launch of Scopus Series 5, the enterprise client/server application suite based on a fifth generation open, highly scalable distributed component architecture.

     Research and Development. Research and development expenses increased from
     ------------------------
$1.8 million for the three month period ended June 30, 1996 to $2.5 million for the comparable period in 1997. Research and development expenses decreased from 17% of total revenues for the three month period ended June 30, 1996 to 12% for the comparable period in 1997. The increased investment in research and development expenses in absolute dollars primarily reflects increased expenses related to salaries and other expenses for the addition of software engineers and reflects the Company's continued investment in enhancing existing products and developing new product offerings. However, continued significant investment in research and development, may vary as a percentage of total revenues.

     General and Administrative. General and administrative expenses increased
     --------------------------
from $850,000 for the three month period ended June 30, 1996 to $1.7 million for the comparable period in 1997. General and administrative expenses as a percentage of total revenues were 8% for each of the three month periods ended June 30, 1996 and 1997, respectively. The increase in expenses in absolute dollars reflects the Company's continued investment in the enhancement of infrastructure to support its growth.


LIQUIDITY AND CAPITAL RESOURCES

     The Company generated cash of $271,000 and $1.4 million from operating activities during the three months ended June 30, 1996, and 1997 respectively. The increase was primarily a result of higher net income and increases in depreciation and amortization, offset in part by increases in accounts receivable. The increases in accounts receivable resulted from the growth in revenues during the same period. The levels of accounts receivable at each quarter end will be affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

     During the three months ended June 30, 1996 and 1997, the Company invested $43,000 and $4.1 million, respectively, in short term investments and invested $1.1 million and $1.8 million in property and equipment, which related primarily to computer hardware and software to support the growing organization. In August 1997, the Company entered into a five year lease for a new office facility in Emeryville, California. Payments under this lease are anticipated to commence in October 1997 and will be approximately $1.3 million per annum. The Company is also obligated to spend approximately $1.1 million on tenant leasehold improvements prior to occupying the facility.

     Cash provided by financing activities for the three months ended June 30, 1996 and 1997, totaled $588,000 and $1.3 million respectively, and consisted primarily of proceeds from the exercise of stock options and from the issuance of stock under the Employee Share Purchase Program.

     The Company believes that cash flows from operations and existing cash and cash equivalents and short-term investments will be sufficient to meet its needs for at least the next twelve months.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     Variability of Operating Results; Uncertainty of Future Operating Results.
     --------------------------------------------------------------------------
The Company was incorporated in March 1991 and introduced its first product in February 1992. Although the Company has been profitable each fiscal year since inception, there can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis in the future. In addition, the Company's revenues and operating results have varied substantially in the past and are likely to vary substantially in the future due to a variety of factors, including (i) the timing and size of the Company's individual license transactions, and, in particular, the fact that the Company's revenues in any quarter can be largely dependent on a limited number of large licenses, (ii) the fact that a significant portion of the Company's revenues in any given quarter are recognized in the last month, weeks or even days of the quarter, (iii) the relatively long sales cycle for the Company's software products, which is typically six to nine months, (iv) the relative proportion of total revenues derived from license revenues and services and maintenance revenues, (v) the timing of the introduction of new products or product enhancements by the Company and its competitors, (vi) the extent of customization required by any individual license transaction, which can result in deferral of significant revenues until completion or acceptance of certain customized portions of the software, (vii) changes in customers budgets, (viii) seasonality of technology purchases by customers and general economic conditions, (ix) the mix of revenues among various distribution channels and between domestic and international customers, (x) the relative proportion of implementation services performed by the Company for which the Company engages independent contractors, which are typically more costly than internal personnel and (xi) the relative proportion of license revenues derived from third party products distributed by the Company in conjunction with its products. Therefore, the Company believes that period to period comparisons of its revenues and operating results are not necessarily meaningful and that such comparison cannot be relied upon as indicators of future performance.

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

     Intense Competition. The customer information management software market is
     -------------------
relatively new, intensely competitive, highly fragmented, subject to rapid change, and highly sensitive to new product introductions and marketing efforts by industry participants. The Company competes with a variety of other companies depending on the target market for their products. These competitors include (i) a select number of companies, such as Clarify Inc. and The Vantive Corporation, targeting the enterprise-wide customer information market; (ii) a substantial number of small private companies and certain public companies, such as Remedy Corporation, Siebel Systems, Inc., Aurum Software, Inc. and Software Artistry, Inc., which offer products targeted at one or more specific markets, including the customer support market, the help desk market, the quality assurance market and the sales and marketing automation market; (iii) professional services organizations, such as Anderson Consulting, that design and develop customer systems; (iv) large information technology providers such as International Business Machines Corporation ("IBM") and Computer Associates International, Inc.; and (v) the internal information technology departments of potential customers, which develop proprietary customer information management applications. Among the Company's potential competitors are also a number of large hardware and software companies that may develop or acquire products that compete with the Company's products. In this regard, SAP AG and Oracle Corporation have each introduced a customer support module as part of their application suites. The Company believes that many existing competitors and new market entrants will attempt to develop fully integrated customer information management systems that will compete with the Company's products.

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

     Dependence on Implementation Relationships. The Company historically relied
     ------------------------------------------
on internal resources and subcontracted consultants on an as-needed basis to provide consulting and implementation services for the Company's products. In recent periods, the Company has sought to increase the use of third party consultants and system integrators to provide implementation, customization and consulting services directly to the Company's customers. The Company's increasing reliance on such third party consultants and systems integrators poses several risks that could have a material adverse effect on the Company's business, operating results or financial condition. For example, there can be no assurance that these third party providers, who will have direct obligations to the Company's customers, will be able to provide a level of quality of service required to meet the needs of such customers. If the Company is unable to develop further and to maintain effective, long term relationships with these third parties, or if these third parties fail to meet the needs of the Company's customers in a timely fashion, the Company's business, operating results and financial condition will be materially and adversely affected. Further, there can be no assurance that these third party providers, many of whom have significantly greater financial, technical, personnel and marketing resources than the Company, will not market software products that compete with the Company's products, or will not otherwise reduce or discontinue their relationship with or support of the Company and its products. Finally, many of these current and potential third party providers have existing relationships or may undertake relationships with the Company's direct competitors. The inability to recruit, or the loss of, important third party systems integrators or professional consulting firms would have a material adverse effect on the Company's business, operating results and financial condition.

     Rapid Technological Change; Dependence on Product Development. The market
     -------------------------------------------------------------
for the Company's products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The Company is currently investing significant resources in product development and expects to continue to do so in the future. The Company's future success will depend on its ability to continue to enhance its current product line and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements and otherwise achieve market acceptance. There can be no assurance that the Company will be successful in continuing to develop and market on a timely and cost effective basis fully functional product enhancements or new products that respond to technological advances by others, or that these products will achieve market acceptance. In addition, the Company has in the past experienced delays in the development, introduction and marketing of new enhanced products, and there can be no assurance that the Company will not experience similar delays in the future. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, operating results and financial condition.

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

     Expansion of Distribution Channels. The Company has historically sold its
     ----------------------------------
products through its direct sales force and a limited number of distributors. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient sales personnel and establishing relationships with distributors, resellers and systems integrators. The Company is currently investing, and plans to continue to invest, significant resources to expand its domestic and international direct sales force and develop distribution relationships with certain third party distributors, resellers and systems integrators. The Company's existing distribution relationships are generally non-exclusive and can be terminated by either party without cause. The Company's distributors also sell or can potentially sell products offered by the Company's competitors. There can be no assurance that the Company will be able to retain or attract a sufficient number of its existing or future third party distribution partners or that such partners will recommend, or continue to recommend, the Company's products. The inability to establish or maintain successful relationships with distributors, resellers or systems integrators could have a material adverse effect on the Company's business, operating results or financial condition. In addition, there can be no assurance that the Company will be able to successfully expand its direct sales force or other distribution channels. Any failure by the company to expand its direct sales force or other distribution channels would materially adversely affect the Company's business, operating results and financial condition.

     Expansion of International Operations; Foreign Currency Fluctuations. An
     --------------------------------------------------------------------
important element of the Company's strategy is to expand its international operations. In this regard, although the Company has established subsidiaries in the United Kingdom, Canada and France and is currently investing significant resources in its international operations, including the development of certain third party distributor relationships and the hiring of additional sales representatives, international sales to date have been limited and there can be no assurance that the Company will be successful in expanding its international operations. In the event the Company is able to increase international revenues as a percentage of total revenues, the Company's business, operating results or financial condition could be materially adversely affected by risks inherent in conducting business internationally, such as changes in currency exchange rates, longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, increases in tariffs, duties, price controls or other restrictions on foreign currencies and trade barriers imposed by foreign nationalities. In this regard, to the extent the Company's international operations expand, the Company expects that an increasing portion of its international license revenues will be denominated in foreign currencies. In addition, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally. There can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to successfully expand its international operations in a timely manner could materially adversely affect the Company's business, operating results or financial condition.

     Management of Growth. The Company's business has grown rapidly. The growth
     --------------------
of the Company's business and expansion of its customer base has placed and is expected to continue to place a significant strain on the Company's management and operations. The Company's future operating results will depend on its ability to continue to broaden the Company's senior management group. From time to time, engineers and other employees have left the Company for various reasons, and the Company's future success will depend on its ability to attract, hire and retain skilled employees and to hire replacements for employees that leave the Company. The Company's expansion has also resulted in substantial growth in the number of its employees and the burden placed upon its operating and financial systems, resulting in increased responsibility for both existing and new management personnel. In addition, the Company's ability to effectively manage and support its growth will be substantially dependent on its ability to continue to build upon its financial and management controls, reporting systems and procedures on a timely basis and to expand and maintain highly trained internal and third party resources to provide product customization, implementation, training and other support services. The Company also expects to increase its customer support operations to the extent the installed base of the Company's products continues to grow. Accordingly, the Company's future operating results will depend on the ability of its management and other key employees to continue to implement and improve its systems for operations, financial control and information management, to recruit, train and manage its employee base, in particular, its direct sales force and customer support organization, and to work effectively with third party consulting and implementation service providers. There can be no assurance that the Company will be able to manage or continue to manage its recent or any future growth successfully, and any inability to do so would have a material adverse effect on the Company's business, operating results and financial condition. There also can be no assurance that the Company will be able to sustain the rates of revenue growth that it has experienced in the past.

     Developing Markets; Product Concentration. The Company's future financial
     -----------------------------------------
performance will depend in large part on the growth in demand for individual customer information management applications as well as the number of organizations adopting comprehensive customer information systems for their client/server computing environments. The markets for these applications are relatively new and developing. If the demand for customer information management applications develops more slowly than the Company currently anticipates, it would have a material adverse effect on the demand for the Company's applications and on its business, operating results and financial condition. The Company currently markets five application products, together with related application service modules and a customization tool which are licensed for use in conjunction with the Company's applications. Although the Company's application service modules and customization tool are offered separately from the Company's applications, the Company believes it is unlikely that any significant revenues could be derived from such modules and such tool unless the customer is using at least one of the Company's applications. Accordingly, in the event the Company's applications are not accepted by the marketplace, the Company's business, operating results and financial condition would be materially adversely affected.

     Intellectual Property Rights. The Company's success is dependent on its
     ----------------------------
ability to protect its proprietary technology. The Company licenses its products in object code form only, although it has source code escrow arrangement with certain customers. The Company relies on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. The Company does not have any patents or patent applications pending, and existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of certain countries do not protect the Company's proprietary rights as do the laws of the United States. Accordingly there can be no assurance that the Company will be able to protect its proprietary rights against unauthorized third party copying or use, which could materially adversely affect the Company's business, operating results or financial condition.

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

     The Company also relies on certain technology which it licenses from third parties, including software which is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that these third party technology licenses will continue to be available to the Company on commercially reasonable terms. The loss of, or inability of the Company to maintain, any of these technology licenses could result in delays or reductions in product shipments until equivalent technology could be identified, licensed and integrated. Any such delays or reductions in product shipments would materially adversely affect the Company's business, operating results and financial condition.

     Dependence on Key Personnel. The Company's success depends to a significant
     ---------------------------
extent upon a limited number of members of senior management and other key employees, including Ori Sasson, the Company's Chairman, President and Chief Executive Officer. The Company does not maintain key man life insurance on any such persons. The loss of the service of one or more key managers or other employees could have a material adverse effect upon the Company's business, operating results or financial condition. In addition, the Company believes that its future success will depend in large part upon its ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. Competition for such personnel in the computer software industry is intense. There can be no assurance the Company will be successful in attracting and retaining such personnel, and, the failure to do so, could have a material adverse effect on the Company's business, operating results or financial condition.

     Product Liability. Although the Company has not experienced any product
     -----------------
liability claims to date, the sale and support of products by the Company and the incorporation of products from other companies may entail the risk of product liability claims. The Company's license agreements with its customers typically contain provisions intended to limit the Company's exposure to such claims, but such provisions may not be effective in limiting the Company's exposure. A successful product liability action brought against the Company could have a material adverse effect upon the Company's business, operating results or financial condition.

     Volatility of Share Price. The market price for the Company's Common Stock
     -------------------------
has been and is expected to continue to be significantly affected by factors such as the announcement of new products or product enhancements by the Company or its competitors, technological innovations by the Company or its competitors, quarterly variations in the Company's results of operations or the results of operations of the Company's competitors, changes in earnings estimates or recommendations by securities analysts and general market conditions. In particular, the stock prices for many companies in the technology and emerging growth sector have experienced wide fluctuations which have often been unrelated to the operating performance of such companies. Such fluctuations may adversely affect the market price of the Company's Common Stock.

PART II. OTHER INFORMATION

Item 5.  Other Information

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, based on review of information on file with the Securities and Exchange Commission and Company stock records, with respect to beneficial ownership of the Company's voting stock as of March 31, 1997, (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than five percent of the Company's voting stock, (ii) by each of the Company's directors, (iii) by each of the Named Executive Officers, and (iv) by all directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.


                                                                    Number of      Percent
                                  Beneficial Owner                    Shares      Ownership
-------------------------------------------------------------------------------------------
Ori Sasson (1)(2)                                                   1,752,499         8.6%
Michele L. Axelson (1)                                                 28,125            *
A. Aaron Omid (1)(3)                                                1,170,750         5.8%
Jeffrey G. Bork (1)                                                    49,218            *
Daniel A. Turano (1)                                                       -             *
Mark J. Barrenechea (1)                                                16,250            *
Steve Jacob (1)                                                        18,281            *
Francoise Tourniaire (1)                                                   -             *
Lyle D. York (1)                                                       50,625            *
Sharam Sasson (4) (5)                                               1,201,500         5.9%
Bahram Nour-Omid (1)(6)                                             1,145,681         5.7%
David C. Schwab (1)                                                    60,000            *
General Atlantic Partners (7)
     125 East 56th
     Street
     New York, NY 10022
     J. Michael Cline                                               3,212,498         15.9%
Christopher R. Gibbons (8)                                                 -              *
Ronald Abelmann (9)                                                        -              *
Max D. Hopper (10)(11)                                                 11,718             *
FMR Corp. (12)                                                      1,572,450          7.8%
Pilgrim Baxter & Associates Ltd. (13)                               1,697,400          8.4%
All executive officers and directors as a group                     5,439,964         26.5%
     (13 persons) (14)

----------
(1) The shareholder's address is c/o Scopus Technology, Inc., Suite 700,1900 Powell Street, Emeryville, CA 94608.
(2) Includes 435,000 shares subject to options held by General Atlantic Partners, LLC ("GAP LLC") or affiliates thereof and 124,999 shares issuable upon the exercise of options held by Mr. Ori Sasson which are exercisable within 60 days of March 31, 1997. Also includes 1,102,500 shares held by Mr. Ori Sasson and Ms. Susan Sasson as trustees for their own benefit and 525,000 shares held in trust by Mr. Ori Sasson as trustee for the benefit of Mr. Sharam Sasson's minor children. Excludes 525,000 shares held in trust for the benefit of Mr. Ori Sasson's minor children. Mr. Sharam Sasson is the trustee of such trust and Mr. Ori Sasson disclaims beneficial ownership of such shares.
(3) Includes 435,000 shares subject to options held by GAP LLC or affiliates thereof.
(4) The shareholder's address is c/o @ Large Software, 5801 Christie Avenue, Suite 590, Emeryville, CA 94608.

(5) Includes 435,000 shares subject to options held by GAP LLC or affiliates thereof. Also includes 676,500 shares held in trust by Mr. Sharam Sasson and Ms. Fariba Sasson as trustees for their own benefit and 525,000 shares held in trust by Mr. Sharam Sasson as trustee for the benefit of Mr. Ori Sasson's minor children. Excludes 525,000 shares held in trust for the benefit of Mr. Sharam Sasson's minor children. Mr. Ori Sasson is the trustee of such trust and Mr. Sharam Sasson disclaims beneficial ownership of such shares.
(6) Includes 435,000 shares subject to options held by GAP LLC or affiliates thereof. Excludes 675,000 shares held in trust for the benefit of Dr. Nour-Omid's minor children. Mr. Iraj Barkohanai is the trustee of such trust and Dr. Nour-Omid disclaims beneficial ownership of such shares.
(7) Includes 1,291,069 shares held by General Atlantic Partners 13, L.P. and 121,429 shares held by GAP Coinvestment Partners, L.P. Includes 1,800,000 shares transferable to GAP LLC or affiliates thereof upon the exercise of options held by partnerships affiliated with GAP LLC. The general partner of General Atlantic Partners 13, L.P. is GAP LLC, a Delaware limited liability company. The managing members of GAP LLC are Steven A. Denning, David C. Hodgson, Stephen P. Reynolds, J. Michael Cline, William O. Grabe and William E. Ford. The same individuals are the general partners of GAP Coinvestment Partners, L.P. Mr. Cline disclaims beneficial ownership of shares owned by General Atlantic Partners 13, L.P., GAP Coinvestment Partners, L.P. and the other GAP partnerships affiliated with GAP LLC except to the extent of his pecuniary interest therein.
(8) The shareholder's address is c/o Microsoft, 1 Microsoft Way, Redmond, WA 98052.
(9) The shareholder's address is c/o WindRiver Systems, 1010 Atlantic Avenue, Alameda, CA 94501.
(10) The shareholder's address is 1950 Stemmons Freeway, Suite 5001, Dallas, TX 75207.
(11) Includes 11,718 shares issuable upon the exercise of options held by Mr. Hopper which are exercisable within 60 days of March 31, 1997.
(12)  The shareholder's address is  82 Devonshire Street, Boston, MA 02109.
(13)  The shareholder's address is 1255 Drummers Lane, Suite 300, Wayne, PA
      19087.
(14) Includes 299,216 shares issuable upon the exercise of options which are exercisable within 60 days of March 31, 1997 and 930,000 shares transferable to GAP LLC or affiliates thereof from shareholders of the Company who are not officers or directors upon the exercise of options held by partnerships affiliated with GAP LLC.

  Item 6.         Exhibits and Reports on Form 8-K

     List of Exhibits

         10.7 Marketplace Tower Office Lease between Christie Avenue Partners - JS and the Company dated June 17, 1997

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


Dated: August 14, 1997

                                   /s/ Ori Sasson
                                   ------------------------------------
                                   Ori Sasson
                                   Chairman of the Board, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)




                                   /s/ Michele L. Axelson
                                   ------------------------------------
                                   Michele L. Axelson
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                             SCOPUS TECHNOLOGY, INC.

                                Index to Exhibits


Exhibit    Description
-------    -----------
10.7       Marketplace Tower Office Lease between Christie Avenue
           Partners - JS and the Company dated June 17, 1997

11.1       Statement of Computation of Net Income per Share

27         Financial Data Schedule
