Form 10-Q
period 1997-09-30
SCOPUS TECHNOLOGY INC
filed 1997-11-14
CIK 894705

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
     (Mark one)
         [X]     Quarterly report pursuant to Section 13 or 15(d) of the
                             Securities Exchange Act of 1934

                        For the Quarter Ended September 30, 1997

                                           OR

         [_]    Transition report pursuant to Section 13 or 15(d) of the
                             Securities Exchange Act of 1934

                        Commission file number 0-26948

                               ----------------

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

  There were 20,463,150 shares of the registrant's $.001 par value Common Stock outstanding as of September 30, 1997.

================================================================================

                            SCOPUS TECHNOLOGY, INC.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I.     FINANCIAL INFORMATION

    Item 1. Financial Statements

            Condensed Consolidated Balance Sheets........................    3

            Condensed Consolidated Statements of Operations..............    4

            Condensed Consolidated Statements of Cash Flows..............    5

            Notes to Condensed Consolidated Financial Statements.........    6

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    7

PART II.    OTHER INFORMATION

    Item 6. List of Exhibits and Reports on Form 8-K.....................   17

 Signatures...............................................................  18

 Index to Exhibits........................................................  19

                            SCOPUS TECHNOLOGY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    (UNAUDITED)
                                                         MARCH 31, SEPTEMBER 30,
                                                           1997        1997
(IN THOUSANDS)                                           --------- -------------
Assets
Current assets:
  Cash and cash equivalents............................. $ 54,824    $ 47,379
  Investments...........................................   24,417      28,384
  Accounts receivable, net..............................   17,712      20,982
  Prepaid expenses and other............................    2,686       3,804
                                                         --------    --------
    Total current assets................................   99,639     100,549
Property and equipment, net.............................    7,038       9,782
Other assets............................................    1,852       3,237
                                                         --------    --------
    Total assets........................................ $108,529    $113,568
                                                         ========    ========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable...................................... $  2,234    $  2,195
  Accrued liabilities...................................    7,177       6,430
  Income taxes payable..................................    1,938       1,582
  Deferred revenue......................................    4,856       4,509
                                                         --------    --------
    Total current liabilities...........................   16,205      14,716
Shareholders' equity:
  Common stock and paid-in capital......................   80,134      83,079
  Retained earnings.....................................   12,190      15,773
                                                         --------    --------
    Total shareholders' equity..........................   92,324      98,852
                                                         --------    --------
    Total liabilities and shareholders' equity.......... $108,529    $113,568
                                                         ========    ========


                             See accompanying notes

                            SCOPUS TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (UNAUDITED)        (UNAUDITED)
                                              THREE MONTHS ENDED  SIX MONTHS ENDED
                                                 SEPTEMBER 30,      SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)      ------------------- -----------------
                                                1996      1997      1996     1997
                                              --------- --------- -------- --------
Revenues:
  Licenses................................... $  10,043 $  13,027 $ 17,424 $ 28,033
  Services and maintenance...................     3,458     7,008    6,380   13,609
                                              --------- --------- -------- --------
    Total revenues...........................    13,501    20,035   23,804   41,642
                                              --------- --------- -------- --------
Cost of revenues:
  Licenses...................................       244       639      839    1,054
  Services and maintenance...................     2,217     4,457    4,178    8,617
                                              --------- --------- -------- --------
    Total cost of revenues...................     2,461     5,096    5,017    9,671
                                              --------- --------- -------- --------
Gross margin.................................    11,040    14,939   18,787   31,971
Operating expenses:
  Sales and marketing........................     5,642     9,607    9,703   19,178
  Research and development...................     2,080     2,730    3,860    5,244
  General and administrative.................     1,200     1,708    2,050    3,366
                                              --------- --------- -------- --------
    Total operating expenses.................     8,922    14,045   15,613   27,788
                                              --------- --------- -------- --------
Income from operations.......................     2,118       894    3,174    4,183
Other income, net............................       265       740      576    1,505
                                              --------- --------- -------- --------
Income before income taxes...................     2,383     1,634    3,750    5,688
Provision for income taxes...................       882       605    1,401    2,105
                                              --------- --------- -------- --------
Net income................................... $   1,501 $   1,029 $  2,349 $  3,583
                                              ========= ========= ======== ========
Net income per share......................... $    0.08 $    0.05 $   0.12 $   0.17
                                              ========= ========= ======== ========
Shares used in per share computations........    19,160    21,635   19,136   21,699
                                              ========= ========= ======== ========


                             See accompanying notes

                             SCOPUS TECHNOLOGY, INC

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               (UNAUDITED)
                                                            SIX MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            ------------------
                                                              1996      1997
(In thousands)                                              --------  --------
Cash flows from operating activities:
 Net income................................................ $  2,349  $  3,583
 Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Depreciation and amortization............................      830     1,753
  Noncash charges (credits), net...........................      429        (8)
  Changes in assets and liabilities:
   Increase in accounts receivable.........................   (3,923)   (3,270)
   Increase in prepaid expenses and other..................   (1,419)   (2,503)
   Increase (decrease) in accounts payable.................    1,218       (39)
   Increase (decrease) in accrued liabilities..............    1,057      (747)
   Increase in income taxes payable........................       99     1,004
   Increase (decrease) in deferred revenue.................      393      (347)
                                                            --------  --------
Net cash provided by (used in) operating activities........    1,033      (574)
                                                            --------  --------
Cash flows from investing activities:
 Purchase of investments...................................   (8,138)   (7,913)
 Proceeds from sale/maturity of investments................    4,894     3,946
 Purchase of property and equipment........................   (2,869)   (4,465)
 Proceeds from disposal of property and equipment..........       45         9
                                                            --------  --------
Net cash used in investing activities......................   (6,068)   (8,423)
                                                            --------  --------
Cash flows from financing activities:
 Proceeds from exercise of common stock options............      225       948
 Proceeds from issuance of stock under Employee Stock
  Purchase Plan............................................      429       604
                                                            --------  --------
Net cash provided by financing activities..................      654     1,552
                                                            --------  --------
Net decrease in cash and cash equivalents..................   (4,381)   (7,445)
Cash and cash equivalents at beginning of period...........   21,792    54,824
                                                            --------  --------
Cash and cash equivalents at end of period................. $ 17,411  $ 47,379
                                                            ========  ========

                             See accompanying notes

                            SCOPUS TECHNOLOGY, INC.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the three and six months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in Scopus Technology, Inc.'s Report on Form 10-K for the year ended March 31, 1997.

NOTE 2. INCOME TAXES

  As a result of employee stock option exercises during the six months ended September 30, 1997, the Company recognized tax benefits of $179,000 and $1,360,000, respectively, for the three and six months ended September 30, 1997. This benefit was credited directly to shareholders' equity and, accordingly, was not reflected in the income tax provision.

NOTE 3. STOCK SPLIT

  All share and per share data in this Form 10-Q have been adjusted to give effect to the three-for-two stock split distributed on February 19, 1997 to holders of record on February 7, 1997.

NOTE 4. SUBSEQUENT EVENTS

  On October 22, 1997, the Company entered into a definitive agreement to acquire Clear With Computers, Inc. of Mankato, Minnesota ("CWC"), a leading provider of interactive selling systems. In connection with the transaction, the Company will issue approximately 5,700,000 shares of common stock in exchange for the outstanding stock and options of CWC. Based upon the closing price of the Company's common stock on October 22, 1997, the total value of the transaction is approximately $90 million. The transaction is subject to approval by the shareholders of each company, regulatory approvals and other customary closing conditions. The transaction is expected to be accounted for as a purchase, and is expected to result in a substantial one-time write off of in-process research upon consummation of the transaction.

  In October 1997, the Company completed a voluntary stock option repricing program in which approximately 1,600,000 stock options, originally issued with exercise prices ranging from $14.31 to $34.50 per share, were reissued with an exercise price of $14.00 per share. These options are generally exercisable over four years and the Company has maintained the vesting schedule from the original grants.

NOTE 5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In March 1997, Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" was issued and is effective for the Company's year ending March 31, 1998. In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" were issued and are effective for the year ending March 31, 1999. The Company has not determined the impact of the implementation of these pronouncements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward looking statements within in the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth below, under "Overview", "Factors that May Affect Our Business" and elsewhere in this report.

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

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated certain condensed consolidated statement of operations data expressed as a percentage of total revenues:

                                           (UNAUDITED)          (UNAUDITED)
                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                          SEPTEMBER 30,        SEPTEMBER 30,
                                       --------------------  ------------------
                                         1996       1997       1996      1997
                                       ---------  ---------  --------  --------
Revenues:
  Licenses............................      74.4%      65.0%     73.2%     67.3%
  Services and maintenance............      25.6       35.0      26.8      32.7
                                       ---------  ---------  --------  --------
    Total revenues....................     100.0      100.0     100.0     100.0
                                       ---------  ---------  --------  --------
Cost of revenues:
  Licenses............................       1.8        3.2       3.5       2.5
  Services and maintenance............      16.4       22.2      17.6      20.7
                                       ---------  ---------  --------  --------
    Total cost of revenues............      18.2       25.4      21.1      23.2
                                       ---------  ---------  --------  --------
Gross margin..........................      81.8       74.6      78.9      76.8
Operating expenses:
  Sales and marketing.................      41.8       48.0      40.8      46.1
  Research and development............      15.4       13.6      16.2      12.6
  General and administrative..........       8.9        8.5       8.6       8.0
                                       ---------  ---------  --------  --------
    Total operating expenses..........      66.1       70.1      65.6      66.7
                                       ---------  ---------  --------  --------
Income from operations................      15.7        4.5      13.3      10.1
Other income, net.....................       2.0        3.7       2.4       3.6
                                       ---------  ---------  --------  --------
Income before income taxes............      17.7        8.2      15.7      13.7
Provision for income taxes............       6.5        3.0       5.9       5.1
                                       ---------  ---------  --------  --------
Net income............................      11.2        5.2       9.8       8.6
                                       =========  =========  ========  ========

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

  Licenses. License revenues increased 30% from $10.0 million for the three months ended September 30, 1996 to $13.0 million for the three months ended September 30, 1997, representing 74% and 65% of total revenues in the respective periods. License revenues also increased 61% from $17.4 million for the six months ended September 30, 1996 to $28.0 million for the six months ended September 30, 1997, representing 73% and 67% of total revenues in the respective periods. The increase in license revenues in absolute dollars was primarily due to increasing market awareness and acceptance of the Company's product offerings, continuing enhancement and increasing breadth of the Company's product offerings, expansion of the Company's sales and marketing organization and sales to new industry segments. The reduced rate of growth of license revenues for the three months ended September 30, 1997 over the prior year period, as compared to the corresponding rate of growth for the first quarter of the year, was primarily due a shift in the mix of license transactions towards larger transactions and a corresponding lengthening of the sales cycle with respect to these larger transactions as well as services and maintenance revenues growing faster than license revenues.

  Services and Maintenance. Services and maintenance revenues increased 103% from $3.5 million for the three months ended September 30, 1996 to $7.0 million for the three months ended September 30, 1997, representing 26% and 35% of total revenues in the respective periods. Services and maintenance revenues also increased 113% from $6.4 million for the six months ended September 30, 1996 to $13.6 million for the six months ended September 30, 1997, representing 27% and 33% of total revenues in the respective periods. The increase in services and maintenance revenues were primarily the result of increased demand for consulting and systems implementation services from customers purchasing the Company's products for large scale enterprise-wide implementations, and increases in maintenance revenues from a larger installed product base. The increase in services and maintenance revenues as a percentage of total revenues was primarily due to services and maintenance revenues growing faster than license revenues, due to the shift in the mix of license transactions towards larger transactions as discussed above.

 Cost of Revenues

  Licenses. Cost of licenses consist primarily of royalty payments to third party software vendors and costs of product media, duplication and packaging. Cost of licenses increased from $244,000 for the three months ended September 30, 1996 to $639,000 for the three months ended September 30, 1997, representing 2% and 5% of license revenues respectively. Cost of licenses increased from $839,000 for the six months ended September 30, 1996 to $1.0 million for the six months ended September 30, 1997, representing 5% and 4% of license revenues in the respective periods. The increase in cost of licenses in absolute dollars for the three months ended September 30, 1997 and as a percentage of license revenues is primarily a result of a higher level of sales of third party software incorporated in the solutions sold by the Company. The increase in cost of licenses in absolute dollars for the six months ended September 30, 1997 is primarily a result of higher royalty fees paid to third party software vendors because of a higher level of sales of third party software as compared to the similar period in the prior year. Although the Company does not expect revenues and costs from the distribution of third party software vendors to be significant in future periods, period to period fluctuations in the level of such revenues may occur and the Company's gross margins and results of operations could be materially adversely affected.

  Services and Maintenance. Cost of services and maintenance increased from $2.2 million and $4.2 million for the three month and six month periods ended September 30, 1996 to $4.5 million and $8.6 million for the comparable periods in 1997. Cost of services and maintenance revenues as a percentage of services and maintenance revenues were 64% and 65% for the three month and six month periods ended September 30, 1996 compared to 64% and 63% for the comparable periods in the current fiscal year. This marginal decrease as a percentage of services and maintenance revenues reflects improvements in productivity and efficiencies in both the professional service and technical support organizations.

 Operating expenses

  Sales and Marketing. Sales and marketing expenses increased from $5.6 million and $9.7 million for the three and six month periods ended September 30, 1996 to $9.6 million and $19.2 million for the comparable periods in 1997. Sales and marketing expenses represented 42% and 41% of total revenues for the three month and six month periods ended September 30, 1996 and 48% and 46% for the comparable periods in the current fiscal year, respectively. These increases were primarily the result of costs associated with the expansion of the Company's sales and marketing organization, both domestically and internationally, and the additional investments being made as the Company implements its vertical market strategy. In addition, marketing expenses in the six months ended September 30, 1997 included increased expenditures related to the Company's product launch of Scopus Series 5, the enterprise client/server application suite based on a fifth generation open, highly scalable distributed component architecture.

  Research and Development. Research and development expenses increased from $2.1 million and $3.9 million for the three and six month periods ended September 30, 1996 to $2.7 million and $5.2 million for the comparable periods in 1997. Research and development expenses represented 15% and 16% of total revenues for the three and six month periods ended September 30, 1996 and 14% and 13% for the comparable periods in 1997, respectively. The increased investment in research and development expenses in absolute dollars primarily reflects increased expenses related to salaries and other expenses for the addition of software engineers and reflects the Company's continued investment in enhancing existing products and developing new product offerings. The Company expects to continue to undertake significant investment in research and development, but these expenses may vary as a percentage of total revenues.

  General and Administrative. General and administrative expenses increased from $1.2 million and $2.1 million for the three and six month periods ended September 30, 1996 to $1.7 million and $3.4 million for the comparable periods in 1997. General and administrative expenses as a percentage of total revenues were 9% for both the three and six month periods ended September 30, 1996 and 9% and 8% for the three and six month periods in the current fiscal year. The increase in general and administrative expenses in absolute dollars reflects the Company's continued investment in the enhancement of infrastructure to support its growth.

LIQUIDITY AND CAPITAL RESOURCES

  The Company utilized cash of $574,000 from operating activities during the six months ended September 30, 1997, primarily a result of the increases in net income, depreciation and income taxes payable being more than offset by the increases in accounts receivable, prepaid expenses and the decreases in accounts payable and accrued liabilities. The levels of accounts receivable at each quarter end is impacted by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

  During the six months ended September 30, 1997, the Company invested $7.9 million in short term investments and invested $4.5 million in property and equipment, which related primarily to computer hardware and software to support the growing organization. In August 1997, the Company entered into a five year lease for a new office facility in Emeryville, California. Payments under this lease are anticipated to commence in November 1997 and will be approximately $1.3 million per annum.

  Cash provided by financing activities for the six months ended September 30, 1997, totaled $1.6 million, and consisted primarily of proceeds from the exercise of stock options and from the issuance of stock under the Employee Share Purchase Program.

  The Company believes that cash flows from operations and existing cash and cash equivalents and short-term investments will be sufficient to meet its needs for at least the next twelve months.

FACTORS THAT MAY AFFECT OUR BUSINESS

  Variability of Operating Results; Uncertainty of Future Operating
Results. The Company was incorporated in 1991 and introduced its first product in 1992. Although the Company has been profitable each fiscal year since inception, there can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis in the future. In addition, the Company's revenues and operating results have varied substantially in the past and are likely to vary substantially in the future due to a variety of factors, including (i) the timing and size of the Company's individual license transactions, and, in particular, the fact that the Company's revenues in any quarter can be largely dependent on a limited number of large licenses, (ii) the fact that a significant portion of the Company's revenues in any given quarter are recognized in the last month, weeks or even days of the quarter,
(iii) the relatively long sales cycle for the Company's software products, which is typically six to nine months, (iv) the relative proportion of total revenues derived from license revenues and services and maintenance revenues,
(v) the timing of the introduction of new products or product enhancements by the Company and its competitors, (vi) the extent of customization required by any individual license transaction, which can result in deferral of significant revenues until completion or acceptance of certain customized portions of the software, (vii) changes in customers budgets, (viii) seasonality of technology purchases by customers and general economic conditions, (ix) the mix of revenues among various distribution channels and between domestic and international customers, (x) the relative proportion of implementation services performed by the Company for which the Company engages independent contractors, which are typically more costly than internal personnel and (xi) the relative proportion of license revenues derived from third party products distributed by the Company in conjunction with its products. Therefore, the Company believes that period to period comparisons of its revenues and operating results are not necessarily meaningful and that such comparison cannot be relied upon as indicators of future performance.

  Estimating future revenues is difficult because the Company ships its products soon after an order is received and as such does not have a significant backlog. Thus, quarterly license revenues are heavily dependent upon orders received and shipped within the same quarter. Moreover, the Company has generally recorded a significant portion of its total quarterly revenues in the third month of the quarter, with a concentration of these revenues in the last half of that third month. This concentration of revenues is influenced by customer tendencies to make significant capital expenditures at the end of a fiscal quarter. The Company expects these revenue patterns to continue for the foreseeable future. In addition, quarterly license revenues are dependent on the timing of revenue recognition, which can be affected by many factors, including the timing of customer installations, a shift in the mix of license transactions towards larger transactions and a lengthening of the sales cycle with respect to these larger transactions, completion of customization activity and the fulfillment of acceptance criteria. The Company has from time to time experienced delays in recognizing revenues with respect to certain orders. Despite the uncertainties in its revenue patterns, the Company's operating expenses are based upon anticipated revenue levels and such expenses are incurred on an approximately ratable basis throughout the quarter. As a result, if expected revenues are deferred or otherwise not realized in a quarter for any reason, the Company's business, operating results and financial condition would be materially adversely affected.

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

  Expansion of International Operations; Foreign Currency Fluctuations. An important element of the Company's strategy is to expand its international operations. The Company has established subsidiaries in the United Kingdom, Canada and France and is currently investing significant resources in its international operations, including the development of certain third party distributor relationships and the hiring of additional sales representatives. However, international sales to date have been limited and there can be no assurance that the Company will be successful in expanding its international revenue base. If the Company is able to achieve a material increase in international revenues, the Company's business, operating results or financial condition could be materially adversely affected by risks inherent in conducting business internationally, such as changes in currency exchange rates, longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, increases in tariffs, duties, price controls or other restrictions on foreign currencies and trade barriers imposed by foreign nationalities. In this regard, to the extent the Company's international operations expand, the Company expects that an increasing portion of its international license revenues will be denominated in foreign currencies. In addition, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally. There can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to successfully expand its international operations in a timely manner could materially adversely affect the Company's business, operating results or financial condition.

  Management of Growth. The Company's business has grown rapidly. The growth of the Company's business and expansion of its customer base has placed and is expected to continue to place a significant strain on the Company's management and operations. The Company's future operating results will depend on its ability to continue to broaden the Company's senior management group. From time to time, sales personnel, engineers and other employees have left the Company for various reasons, and the Company's future success will depend on its ability to attract, hire and retain skilled employees and to hire replacements for employees that leave the Company. The Company's expansion has also resulted in substantial growth in the number of its employees and the burden placed upon its operating and financial systems, resulting in increased responsibility for both existing and new management personnel. The Company has recently experienced some turnover of sales personnel and understands that it is important to focus its efforts on continuing to maintain and build a quality sales organization. In addition, the Company's ability to effectively manage and support its growth will be substantially dependent on its ability to continue to build upon its financial and management controls, reporting systems and procedures on a timely basis and to expand and maintain highly trained internal and third party resources to provide product customization, implementation, training and other support services. The Company also expects to increase its customer support operations to the extent the installed base of the Company's products continues to grow. Accordingly, the Company's future operating results will depend on the ability of its management and other key employees to continue to implement and improve its systems for operations, financial control and information management, to recruit, train and manage its employee base, in particular, its direct sales force and customer support organization, and to work effectively with third party consulting and implementation service providers. There can be no assurance that the Company will be able to manage or continue to manage its recent or any future growth successfully, and any inability to do so would have a material adverse effect on the Company's business, operating results and financial condition. There also can be no assurance that the Company will be able to sustain the rates of revenue growth that it has experienced in the past.

  Developing Markets; Product Concentration. The Company's future financial performance will depend in large part on the growth in demand for individual customer information management applications as well as the number of organizations adopting comprehensive customer information systems for their client/server computing environments. The markets for these applications are relatively new and developing. If the demand for customer information management applications develops more slowly than the Company currently anticipates, it would have a material adverse effect on the demand for the Company's applications and on its business, operating results and financial condition. The Company currently markets five application products, together with related application service modules and a customization tool, which are licensed for use in conjunction with the Company's applications. Although the Company's application service modules and customization tool are offered separately from the Company's applications, the Company believes it is unlikely that any significant revenues could be derived from such modules and such tool unless the customer is using at least one of the Company's applications. Accordingly, in the event the Company's applications are not accepted by the marketplace, the Company's business, operating results and financial condition would be materially adversely affected.

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

                                                SCOPUS TECHNOLOGY, INC.
                                          -------------------------------------
                                                    (Registrant)

Dated: November 14, 1997

                                          /s/ Ori Sasson
                                          -------------------------------------
                                          Ori Sasson
                                          Chairman of the Board, President and
                                           Chief Executive Officer
                                            (Principal Executive Officer)

                                          /s/ Michele L. Axelson
                                          -------------------------------------
                                          Michele L. Axelson
                                          Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)