Form 10-Q
period 1997-12-31
SCOPUS TECHNOLOGY INC
filed 1998-02-13
CIK 894705

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q
                                  (MARK ONE)

  [X]Quarterly report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                    FOR THE QUARTER ENDED DECEMBER 31, 1997

  [_]Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

  There were 20,551,405 shares of the registrant's $.001 par value Common Stock outstanding as of December 31,1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            SCOPUS TECHNOLOGY, INC.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
    Condensed Consolidated Balance Sheets.................................   3
    Condensed Consolidated Statements of Operations.......................   4
    Condensed Consolidated Statements of Cash Flows.......................   5
    Notes to Condensed Consolidated Financial Statements..................   6
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................   8
PART II. OTHER INFORMATION
  Item 6. List of Exhibits and Reports on Form 8-K........................  17
SIGNATURES................................................................  18
INDEX TO EXHIBITS.........................................................  19

                            SCOPUS TECHNOLOGY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    (UNAUDITED)
                                                          MARCH 31, DECEMBER 31,
                                                            1997        1997
(IN THOUSANDS)                                            --------- ------------
ASSETS
Current assets:
  Cash and cash equivalents.............................. $ 54,824    $ 34,805
  Investments............................................   24,417      32,243
  Accounts receivable, net...............................   17,712      27,615
  Prepaid expenses and other.............................    2,686       3,966
                                                          --------    --------
    Total current assets.................................   99,639      98,629
Property and equipment, net..............................    7,038      12,773
Other assets.............................................    1,852       3,090
                                                          --------    --------
      Total assets....................................... $108,529    $114,492
                                                          ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $  2,234    $  2,475
  Accrued liabilities....................................    7,177       8,833
  Income taxes payable...................................    1,938         511
  Deferred revenue.......................................    4,856       3,848
                                                          --------    --------
    Total current liabilities............................   16,205      15,667
Shareholders' equity:
  Common stock and paid-in capital.......................   80,134      83,929
  Retained earnings......................................   12,190      14,896
                                                          --------    --------
    Total shareholders' equity...........................   92,324      98,825
                                                          --------    --------
      Total liabilities and shareholders' equity......... $108,529    $114,492
                                                          ========    ========


                             See accompanying notes

                            SCOPUS TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              (UNAUDITED)         (UNAUDITED)
                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                             DECEMBER 31,        DECEMBER 31,
                                          -------------------  -----------------
                                            1996      1997       1996     1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)  --------- ---------  -------- --------
Revenues:
  Licenses............................... $  13,005 $  15,387  $ 30,429 $ 43,420
  Services and maintenance...............     4,818     9,102    11,198   22,711
                                          --------- ---------  -------- --------
    Total revenues.......................    17,823    24,489    41,627   66,131
                                          --------- ---------  -------- --------
Cost of revenues:
  Licenses...............................       465       623     1,304    1,677
  Services and maintenance...............     3,069     6,160     7,247   14,777
                                          --------- ---------  -------- --------
    Total cost of revenues...............     3,534     6,783     8,551   16,454
                                          --------- ---------  -------- --------
Gross margin.............................    14,289    17,706    33,076   49,677
Operating expenses:
  Sales and marketing....................     6,832    11,254    16,535   30,432
  Research and development...............     2,315     3,255     6,175    8,499
  General and administrative.............     1,372     1,936     3,422    5,302
  Merger termination expenses............        --     3,298        --    3,298
                                          --------- ---------  -------- --------
    Total operating expenses.............    10,519    19,743    26,132   47,531
                                          --------- ---------  -------- --------
Income (loss) from operations............     3,770    (2,037)    6,944    2,146
Other income, net........................       431       645     1,007    2,150
                                          --------- ---------  -------- --------
Income (loss) before income taxes........     4,201    (1,392)    7,951    4,296
Provision (benefit) for income taxes.....     1,541      (515)    2,942    1,590
                                          --------- ---------  -------- --------
Net income (loss)........................ $   2,660 $    (877) $  5,009 $  2,706
                                          ========= =========  ======== ========
Basic earnings (loss) per share.......... $    0.14 $   (0.04) $   0.28 $   0.13
Diluted earnings (loss) per share........ $    0.13 $   (0.04) $   0.26 $   0.12
Basic--Shares used in per share
 computations............................    18,663    20,521    18,062   20,420
Diluted--Shares used in per share
 computations............................    20,211    20,521    19,545   21,704

--------

                            See accompanying notes

                             SCOPUS TECHNOLOGY, INC

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              (UNAUDITED)
                                                           NINE MONTHS ENDED
                                                              DECEMBER 31,
                                                           -------------------
                                                             1996      1997
(IN THOUSANDS)                                             --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................. $  5,009  $   2,706
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization.........................    1,433      2,940
    Noncash charges (credits), net........................    1,405         (5)
    Changes in assets and liabilities:
      Increase in accounts receivable.....................   (7,028)    (9,903)
      Increase in prepaid expenses and other..............   (1,895)    (2,518)
      Increase in accounts payable........................    1,450        241
      Increase in accrued liabilities.....................    3,566      1,656
      Increase (decrease) in income taxes payable.........    1,168        (67)
      Increase (decrease) in deferred revenue.............    1,046     (1,008)
                                                           --------  ---------
Net cash provided by (used in) operating activities.......    6,154     (5,958)
                                                           --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments.................................   (6,011)   (13,281)
  Proceeds from sale/maturity of investments..............    2,700      5,455
  Purchase of property and equipment......................   (4,627)    (8,624)
  Proceeds from disposal of property and equipment........        4          9
                                                           --------  ---------
Net cash used in investing activities.....................   (7,934)   (16,441)
                                                           --------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock in public
   offering...............................................   47,104        --
  Proceeds from exercise of common stock options..........      420      1,010
  Proceeds from issuance of stock under Employee Stock
   Purchase Plan..........................................      919      1,370
                                                           --------  ---------
Net cash provided by financing activities.................   48,443      2,380
                                                           --------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......   46,663    (20,019)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........   21,792     54,824
                                                           --------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................ $ 68,455  $  34,805
                                                           ========  =========

                             See accompanying notes

                            SCOPUS TECHNOLOGY, INC.

           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the three and nine months ended December 31, 1997, are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in Scopus Technology, Inc.'s Report on Form 10-K for the year ended March 31, 1997.

NOTE 2. INCOME TAXES

  As a result of employee stock option exercises during the nine months ended December 31, 1997, the Company recognized tax benefits of $1,360,000. This benefit was credited directly to shareholders' equity and, accordingly, was not reflected in the income tax provision.

NOTE 3. STOCK SPLIT

  All share and per share data in this Form 10-Q have been adjusted to give effect to the three-for-two stock split distributed on February 19, 1997 to holders of record on February 7, 1997.

NOTE 4. STOCK OPTIONS

  In December 1997, the Company completed a voluntary stock option repricing program in which approximately 1,861,000 stock options, originally issued with exercise prices ranging from $10.83 to $15.63 per share, were reissued with an exercise price of $10.81 per share. These options are generally exercisable over four years and the Company has maintained the vesting schedule from the original grants.

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

NOTE 6. MERGER TERMINATION EXPENSES

  On January 7, 1998, the Company announced the termination of its planned merger with Clear With Computers, Inc. The Company incurred approximately $3.3 million in merger costs which were expenses in the third quarter ended December 31, 1997.

NOTE 7. NET EARNINGS (LOSS) PER SHARE

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings (loss) per share. Under the new standard, Basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; Diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier adoption is not permitted. The financial statements presented have been prepared in accordance with SFAS No. 128 and earnings per share data for all prior periods presented have been restated top conform with current year presentation. Options to purchase 3,167,242 shares of common stock with exercise prices ranging from $0.54 to $29.00 were outstanding as of December 31, 1997 and were included from the loss per share calculation for the quarter ended December 31, 1997 as they have the effect of decreasing loss per share.

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

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated certain condensed consolidated statement of operations data expressed as a percentage of total revenues:

                                         (UNAUDITED)           (UNAUDITED)
                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                        DECEMBER 31,          DECEMBER 31,
                                     --------------------   ------------------
(IN THOUSANDS, EXCEPT PER SHARE        1996       1997        1996      1997
AMOUNTS)                             ---------  ---------   --------  --------
Revenues:
  Licenses..........................      73.0%      62.8%      73.1%     65.7%
  Services and maintenance..........      27.0       37.2       26.9      34.3
                                     ---------  ---------   --------  --------
    Total revenues..................     100.0      100.0      100.0     100.0
                                     ---------  ---------   --------  --------
Cost of revenues:
  Licenses..........................       2.6        2.5        3.1       2.6
  Services and maintenance..........      17.2       25.2       17.4      22.3
                                     ---------  ---------   --------  --------
    Total cost of revenues..........      19.8       27.7       20.5      24.9
                                     ---------  ---------   --------  --------
Gross margin........................      80.2       72.3       79.5      75.1
Operating expenses:
  Sales and marketing...............      38.3       46.0       39.7      46.0
  Research and development..........      13.0       13.3       14.8      12.9
  General and administrative........       7.7        7.8        8.3       8.0
  Merger termination expenses.......       --        13.5        --        5.0
                                     ---------  ---------   --------  --------
    Total operating expenses........      59.0       80.6       62.8      71.9
                                     ---------  ---------   --------  --------
Income (loss) from operations.......      21.2       (8.3)      16.7       3.2
Other income, net...................       2.4        2.6        2.4       3.3
                                     ---------  ---------   --------  --------
Income (loss) before income taxes...      23.6       (5.7)      19.1       6.5
Provision (benefit) for income
 taxes..............................       8.6       (2.1)       7.1       2.4
                                     ---------  ---------   --------  --------
Net income (loss)...................      15.0%      (3.6)%     12.0%      4.1%
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

  Licenses. License revenues increased 18% from $13.0 million for the three months ended December 31, 1996 to $15.4 million for the three months ended December 31, 1997, representing 73% and 63% of total revenues in the respective periods. License revenues also increased 43% from $30.4 million for the nine months ended December 31, 1996 to $43.4 million for the nine months ended December 31, 1997, representing 73% and 66% of total revenues in the respective periods. The increase in license revenues in absolute dollars was primarily due to increasing market awareness and acceptance of the Company's product offerings, continuing enhancement and increasing breadth of the Company's product offerings, expansion of the Company's sales and marketing organization and sales to new industry segments. The reduced rate of growth of license revenues for the three months ended December 31, 1997 over the prior year period, as compared to the corresponding rate of growth for the first and second quarter of the year, was primarily due a shift in the mix of license transactions towards larger transactions and a corresponding lengthening of the sales cycle with respect to these larger transactions as well as services and maintenance revenues growing faster than license revenues.

  Services and Maintenance. Services and maintenance revenues increased 89% from $4.8 million for the three months ended December 31, 1996 to $9.1 million for the three months ended December 31, 1997, representing 27% and 37% of total revenues in the respective periods. Services and maintenance revenues also increased 103% from $11.2 million for the nine months ended December 31, 1996 to $22.7 million for the nine months ended December 31, 1997, representing 27% and 34% of total revenues in the respective periods. The increase in services and maintenance revenues were primarily the result of increased demand for consulting and systems implementation services from customers purchasing the Company's products for large scale enterprise-wide implementations, and increases in maintenance revenues from a larger installed product base. The increase in services and maintenance revenues as a percentage of total revenues was primarily due to services and maintenance revenues growing faster than license revenues, due to the shift in the mix of license transactions towards larger transactions as discussed above.

 Cost of Revenues

  Licenses. Cost of licenses consist primarily of royalty payments to third party software vendors and costs of product media, duplication and packaging. Cost of licenses increased from $465,000 for the three months ended December 31, 1996 to $623,000 for the three months ended December 31, 1997, representing 4% of license revenues. Cost of licenses increased from $1.3 million for the nine months ended December 31, 1996 to $1.7 million for the nine months ended December 31, 1997, representing 4% of license revenues. The increase in cost of licenses in absolute dollars for the three and nine months ended December 31, 1997 is primarily a result of higher royalty fees paid to third party software vendors because of a higher level of sales of third party software incorporated in the solutions sold by the Company as compared to the similar period in the prior year. Although the Company does not expect revenues and costs from the distribution of third party software vendors to be significant in future periods, period to period fluctuations in the level of such revenues may occur and the Company's gross margins and results of operations could be materially adversely affected.

  Services and Maintenance. Cost of services and maintenance increased from $3.1 million and $7.2 million for the three month and nine month periods ended December 31, 1996 to $6.2 million and $14.8 million for the comparable periods in 1997. Cost of services and maintenance revenues as a percentage of services and maintenance revenues were 64% and 65% for the three month and nine month periods ended December 31, 1996 compared to 68% and 65% for the comparable periods in the current fiscal year. This marginal increase as a percentage of services and maintenance revenues, for the three months ended December 31, 1997, reflects the increased utilization of third party subcontractors for the provision of consulting services.

Operating expenses

  Sales and Marketing. Sales and marketing expenses increased from $6.8 million and $16.5 million for the three and nine month periods ended December 31, 1996 to $11.3 million and $30.4 million for the comparable periods in 1997. Sales and marketing expenses represented 38% and 40% of total revenues for the three month and nine month periods ended December 31, 1996 and 46% for the comparable periods in the current fiscal year, respectively. These increases were primarily the result of costs associated with the expansion of the Company's sales and marketing organization, both domestically and internationally, and the additional investments being made as the Company implements its vertical market strategy. In addition, marketing expenses in the nine months ended December 31, 1997 included increased expenditures related to the Company's product launch of Scopus Series 5, the enterprise client/server application suite based on a fifth generation open, highly scalable distributed component architecture.

  Research and Development. Research and development expenses increased from $2.3 million and $6.2 million for the three and nine month periods ended December 31, 1996 to $3.3 million and $8.5 million for the comparable periods in 1997. Research and development expenses represented 13% and 15% of total revenues for the three and nine month periods ended December 31, 1996 and 13% for the comparable periods in 1997, respectively. The increased investment in research and development expenses in absolute dollars primarily reflects increased expenses related to salaries and other expenses for the addition of software engineers and reflects the Company's continued investment in enhancing existing products and developing new product offerings. The Company expects to continue to undertake significant investment in research and development, but these expenses may vary as a percentage of total revenues.

  General and Administrative. General and administrative expenses increased from $1.4 million and $3.4 million for the three and nine month periods ended December 31, 1996 to $1.9 million and $5.3 million for the comparable periods in 1997. General and administrative expenses as a percentage of total revenues were 8% for all both the three and nine month periods ended December 31, 1996 and 1997. The increase in general and administrative expenses in absolute dollars reflects the Company's continued investment in the enhancement of infrastructure to support its growth.

  Merger Termination Expenses. In October 1997 the Company announced that it planned to merge with Clear With Computers, Inc. of Mankato, MN. Subsequently the parties mutually agreed to terminate the previously announced merger agreement. The parties indicated that after carrying out extensive analysis in connection with the integration of the companies, it became clear that a strategic marketing, sales and development partnership would better serve the interests of both companies and their respective customers. The two companies intend to undertake such a relationship and work closely together to provide an integrated solution to the market. As a result of terminating the merger agreement the Company has recorded a one-time charge of $3.3 million to cover investment banking fees , accounting fees , legal fees, pre-termination integration expenses, and other merger related costs. Net income for the three and nine months ended December 31, 1997, excluding the one-time charge related to the termination of the planned merger, was $1.2 million or $0.06 per diluted share, and $4.8 million or $0.22 per diluted share, respectively. The diluted shares used in per share computations include the effect of outstanding stock options.

LIQUIDITY AND CAPITAL RESOURCES

  The Company utilized cash of $6.0 million from operating activities during the nine months ended December 31, 1997, primarily a result of the net income, and increases in depreciation and accrued liabilities being more than offset by the increases in accounts receivable, prepaid expenses and the decreases in deferred revenue. The levels of accounts receivable at each quarter end is impacted by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

  During the nine months ended December 31, 1997, the Company made a net investment of $7.8 million in short term investments and invested $8.6 million in property and equipment, which related primarily to computer hardware and software to support the growing organization.

  Cash provided by financing activities for the nine months ended December 31, 1997, totaled $2.4 million, and consisted primarily of proceeds from the exercise of stock options and from the issuance of stock under the Employee Share Purchase Program.

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

                                          SCOPUS TECHNOLOGY, INC.
                                           (Registrant)

Dated: February 13, 1998

                                          /s/ Ori Sasson
                                          _____________________________________
                                          Ori Sasson
                                          Chairman of the Board, President and
                                           Chief Executive Officer (Principal
                                           Executive Officer)

                                          /s/ Michele L. Axelson
                                          _____________________________________
                                          Michele L. Axelson
                                          Chief Financial Officer (Principal
                                           Financial and Accounting Officer)

                            SCOPUS TECHNOLOGY, INC.

                               INDEX TO EXHIBITS

     EXHIBIT DESCRIPTION                                        PAGE
     ------- -----------                                        ----
      11.1   Statement of Computation of Net Income per Share    20